Form 10-K
period 2023-09-30
HAYNES INTERNATIONAL INC
filed 2023-11-16
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒ Yes     ☐ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of March 31, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $437,446,639 based on the closing sale price as reported on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination that any such person is an affiliate of the registrant and there may be other persons who are affiliates.

12,753,936 shares of Haynes International, Inc. common stock were outstanding as of November 16, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the 2024 Annual Meeting of Stockholders have been incorporated by reference into Part III of this report.

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning the Company’s outlook for fiscal year 2024 and beyond, overall volume and pricing trends, cost reduction strategies and their anticipated results, market and industry trends, capital expenditures, expected borrowings under the Company’s revolving credit facility and dividends.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are difficult to predict and are generally outside the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements.  These risks and uncertainties include, without limitation, those risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

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

Except to the extent required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.  Business

Overview

Haynes International, Inc. (“Haynes”, “the Company”, “we”, “our” or “us”) is one of the world’s largest developers, producers, and distributors of technologically advanced high-performance nickel- and cobalt-based alloys.  The Company’s products, which are sold primarily into the aerospace, chemical processing and industrial gas turbine industries, consist of high-temperature resistant alloys, or (“HTA”) products, and corrosion-resistant alloys, or (“CRA”) products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and waste treatment. Haynes high-performance alloy sales in sheet, coil and plate forms, in the aggregate, represented approximately 64% of net product revenues in fiscal 2023. The Company also produces its products as seamless and welded tubulars, which represented approximately 12% of fiscal 2023 net product revenues and in wire form, which represented approximately 6% of fiscal 2023 net product revenues and in slab, bar and billet form which, in the aggregate, represented approximately 18% of fiscal 2023 net product revenues.

The Company has manufacturing facilities in Kokomo, Indiana; Arcadia, Louisiana; and Mountain Home, North Carolina. The Kokomo facility specializes in flat products, the Arcadia facility specializes in tubular products, and the Mountain Home facility specializes in wire and small diameter bar products. The Company’s products are sold primarily through its direct sales organization, which includes 11 service and/or sales centers in the United States, Europe and Asia. All of these centers are Company-operated. In fiscal 2023, approximately 75% of the Company’s net revenue was generated by its direct sales organization, and the remaining 25% was generated by a network of independent distributors, resellers and sales agents that supplement the Company’s direct sales efforts primarily in the United States, Europe and Asia, some of whom have been associated with the Company for over 30 years.

A key strength of the Company is innovation through developing new alloys and developing new applications for its new and existing alloys.  This strength combined with our unique business model that utilizes both the mill and Company-owned service centers provides exceptional customer service with short lead times, smaller quantities and value-add cutting operations.  The Company has leveraged these strengths with a focused strategy of providing high-value differentiated products and services, and realizing variable cost reductions.  This has resulted in a 25% reduction in our volume breakeven point, which provides incremental margin strength as volumes rise.

Business Strategy

The Company’s strategy is pursued within the overarching goal of safety, which continues to be the Company’s core priority. Its approach to safety includes providing leadership on awareness, communication, accountability, and process change. In addition to its ongoing focus on safety, the Company seeks to continue to improve its business performance, which includes providing high-value differentiated products and services, and pricing for that value. This is combined with pursuing reduced costs, including yield and process improvements, with the result being expansion of its gross margin percentage and a significant reduction in its breakeven point.

The Company’s performance business metrics have improved significantly versus historical periods, including a 25% reduction in its volume breakeven point from roughly 5 million pounds shipped to 3.7 million pounds shipped per quarter with the current product mix. This lower breakeven point has enabled the Company to capitalize on increasing volumes shipped which has resulted in the improvement of our gross margin as a percentage of sales.

While maintaining this improvement focus, the Company continues to evaluate new opportunities and applications for its products, particularly in its core markets of aerospace, chemical processing and industrial gas turbines, but also in the areas of renewable clean energy sources and other developing technologies relating to environmental and climate change issues. These opportunities include new generation jet engines with better fuel efficiency and fewer emissions, as well as the use or consideration for use of HAYNES® alloys in advanced ultra-

supercritical power plants, concentrated solar power, fuel cells, molten salt nuclear reactors, waste-to-energy, hydrogen production, and use of supercritical-CO2 power cycles for energy generation.  Innovation is a foundational strength of the Company.

The following provides further discussion on certain focus initiatives that are core to this strategy.

●	Ensure the Company is compensated for the high-value differentiated products and services it provides. The Company favorably adjusted pricing year-over-year; which is expected to continue as additional agreements are renewed. These price increases are in addition to raw material price increases and contribute to improving margins.
●	Optimize processes to reduce costs. The Company continues to pursue operational improvements, which include specific variable cost reduction projects. This ongoing pursuit includes initiatives in many different areas such as material management, productivity enhancements, yield and efficiency improvements and process optimization. These cost reductions are sustainable and expected to have a larger favorable impact with increasing volumes.
●	Increase production and sales volumes. The Company is focused on increasing production activity and top-line sales volumes in response to the higher backlog driven by increased customer demand. This has included increasing production headcount and investing in inventory to increase volumes produced. Given the long production cycle of the Company’s high-performance alloys, an increase in primary melting results in an increase in work-in-process inventory and represents a use of cash until the sales volume grows to be more in-balance with the melting. Borrowings on the Company’s credit facility were required for this investment, but operating cash generation is expected going forward.
●	Capitalize on strategic equipment investment and outsourcing opportunities. The Company expects to continue to improve return on investment from capital invested in manufacturing facilities and equipment. Future equipment investment is likely to focus on increasing production capacity and capabilities for high-value premium products. In addition to in-house equipment investment, strategic outsourcing opportunities have been evaluated and pursued in certain cases.
●	Increase revenues by inventing new alloys, developing new applications and expanding into new markets. The Company believes it is an industry leader in inventing new alloys to meet the specialized and demanding requirements of the markets we serve. The Company continues to work closely with customers and end users of its products to identify opportunities to develop and manufacture new high-performance alloys. The Company’s technical programs have yielded many new proprietary alloys with multiple applications, an accomplishment that the Company believes distinguishes it from its competitors.

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

Through the development of new alloys and new applications, the Company is seeking to participate in additional markets with new revenue streams beyond the core markets of aerospace, chemical processing and industrial gas turbines. The Company believes that medical/pharmaceutical, consumer electronics, petrochemical and emerging technologies such as renewable and clean energy, hydrogen production and next-generation nuclear power generation all present possible growth opportunities for its products.

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
●	Increase market share by leveraging its unique business model. Haynes is both a mill and a service center. This business model focuses on superior customer service and allows for mill flexibility and value-added services for the customer as described above. The Company’s strategy leverages this differentiator to grow market share, as reflected by its growth rates.
●	Continue to expand the Company’s environmental, social, and governance (ESG) initiatives. The Company is committed to a culture of openness, trust and integrity in all aspects of its business. These high standards governing business conduct are for the good of the Company, its employees, its stockholders, its customers and the communities in which it operates. The Company has a number of policies in place governing ethical conduct and believes that all people should be treated with respect in an inclusive and diverse environment. In addition, the Company has always been conscious of its environmental impact and is actively working to lighten its carbon footprint. As part of our environmental efforts, we completed two solar power projects; one at our North Carolina facility that is providing over 50% of the electricity needed to power that facility and a second solar installation at our Louisiana tubular facility. Another important ESG consideration is the customers’ use of the Company’s products. Ever-increasing demand for more efficient, cleaner and renewable energy by businesses aligned with ESG principles has led to the development of several emerging technologies that require high-performance alloys for demanding operating conditions, making Haynes’ products an integral part of many energy solutions designed to be more environmentally friendly.
●	Increase profitability through strategic acquisitions and alliances. The Company intends to continue to examine opportunities that enable it to enhance stockholder value. These may include product line additions, market expansion or other commercial or cost opportunities. The Company also plans to continue to evaluate strategic relationships in the industry in order to enhance its competitive position and relationships with customers.
●	Focus on eliminating the U.S. Pension Liability. The Company also established strategies to de-risk its U.S. pension plan and strive to decrease and eventually eliminate the associated liability, which was the largest liability on its balance sheet three years ago. The U.S. pension plan net liability was $105 million at the beginning of fiscal 2021 and decreased to $14 million at the end of fiscal 2023; a drop of $91 million over the three-year period. This strategy included a lump-sum contribution of $15 million into the plan in fiscal 2021 in addition to normal contributions of $6 million in each of fiscal 2021, 2022 and 2023. A glide path was adopted in fiscal 2021 to help secure funding improvements including a customized liability-driven investing (LDI) strategy designed to reduce interest rate risk and equity risk. At the end of fiscal 2023, the plan’s funding percentage was approximately 94%.

●	Optimize its allocation of capital. The Company believes that its best use of capital can differ in times when the markets that we serve are in a high growth period as opposed to when those markets are in decline. We will focus on cash generation in times when the backlog is level or in decline and allocate that capital towards debt reduction, pension funding or share re-purchases. Conversely, at the beginning of a growth cycle, capital may be allocated towards building inventory to support a higher level of business. The Company continues to reinvest in the business with capital expenditures as well as a consistent dividend returned to stockholders.

Products

The global specialty alloy market includes stainless steel, titanium alloys, general-purpose nickel alloys and high-performance nickel- and cobalt-based alloys. The Company believes that the high-performance alloy sector represents less than 10% of the total specialty alloy market. The Company competes primarily in the high-performance nickel- and cobalt-based alloy sectors, which includes HTA products and CRA products. In fiscal 2021, 2022 and 2023, HTA products accounted for approximately 75%, 79% and 85%, respectively, of the Company’s net revenues, and sales of the Company’s CRA products accounted for approximately 25%, 21% and 15%, respectively, of the Company’s net revenues.  These percentages are based on data which include revenue associated with sales by the Company to its foreign subsidiaries, but exclude revenue associated with sales by foreign subsidiaries to their customers. Management believes, however, that the effect of including revenue data associated with sales by its foreign subsidiaries would not materially change the percentages presented in this section.

High-temperature Resistant Alloys.  HTA products are used primarily in manufacturing components for the hot sections of gas turbine engines. Stringent safety and performance standards in the aerospace industry result in development lead times typically as long as eight to ten years in the introduction of new aerospace-related market applications for HTA products. However, once a particular new alloy is shown to possess the properties required for a specific application in the aerospace market, it tends to remain in use for extended periods. HTA products are also used in gas turbine engines produced for use in applications such as naval and commercial vessels, electric power generation, power sources for offshore drilling platforms, gas pipeline booster stations and emergency standby power generators.   Our HTA products offer excellent resistance to oxidation, sulfidation, metal dusting, and other high-temperature degradation modes. As such, the Company expects our HTA products to be relevant in emerging technologies for lowering carbon footprints, while chemical, petrochemical, and several other industries could also create additional long-term growth opportunities.

Corrosion-resistant Alloys.  CRA products are used in a variety of applications, such as chemical and petrochemical processing, power plant emissions control, hazardous waste treatment, sour gas production and pharmaceutical vessels. Historically, the chemical processing market has represented the largest end-user sector for CRA products. The Company believes the chemical processing market continues to represent an area of potential long-term growth since CRA product purchases can be driven by reoccurring maintenance, a need to improve safety, and a need to improve environmental protections by minimizing alloy degradation. Moreover, the Company also sees the availability of abundant natural gas as a feedstock for chemicals as a potential for long term growth for our CRA products. In addition to the use of CRA products in the chemical and petrochemical processing industry, the Company has seen an increased demand for some of these alloys in applications such as gas-to-liquid and synthetic gas operations. Higher operating temperatures and harsher environmental conditions can improve efficiency in certain applications and, consequently, high-temperature, corrosion-resistant alloys are used to enable these technologies.  Unlike aerospace applications within the HTA product market, the development of new market applications for CRA products generally does not require long lead times.

Material Resources

Patents and Trademarks

The Company currently maintains a total of approximately 17 published U.S. patents and applications and approximately 227 foreign counterpart patents and applications targeted at countries with significant or potential markets for the patented products. Since fiscal 2003, the Company’s technical programs have yielded nine new proprietary alloys. The alloys being commercialized saw significant further advancement in the process during fiscal 2021, 2022 and 2023.

The Company will continue to develop and actively promote new alloys through customer engineering visits, technical presentations, and publication of technical papers for industry and academia.

In the aerospace, industrial gas turbine, and other high temperature alloys markets one of the alloys that has already seen significant commercial success is HAYNES® 282® alloy. This alloy has an excellent combination of high temperature strength, formability and fabricability. There have been a significant number of customer tests and evaluations of this product for the hot sections of gas turbines in the aerospace and industrial gas turbine markets, and for other high temperature applications. The alloy is specified into major aerospace and industrial gas turbine applications, as well as for certain high temperature components in the automotive and industrial applications.  The American Society of Mechanical Engineers (“ASME”) code case for this alloy was approved in fiscal 2021. The code case will help further expand the use of the alloy into pressure vessel and boiler applications requiring ASME approvals. Another new alloy for use in the aerospace and industrial gas turbine markets is HAYNES® 244® alloy. It combines high strength to 1400 degrees Fahrenheit with a low coefficient of thermal expansion.  Commercialization is ongoing for this alloy, and it has been specified into certain aerospace engine programs and is being evaluated on others.

Our customers in the chemical processing industry and corrosion resistance alloys markets have extensive applications for HASTELLOY® G-35® alloy, particularly in wet phosphoric acid production. Commercialization is ongoing for HASTELLOY® HYBRID-BC1® alloy. HYBRID-BC1® alloy is a CRA product with applications in the chemical processing and petrochemical industries that has demonstrated resistance to hydrochloric and sulfuric acids as well as several organic acids. Most recently the alloy has found applications in agrichemical and refinery industries, as well as chemical processing applications that are growing as a result of the manufacturing of electric vehicle batteries. These applications are further expanding the use of the alloy. Management expects demand for these specialty and proprietary alloys will continue to grow in chemical processing and other markets.

In the oil and gas industry, HASTELLOY® C-22HS® alloy has found multiple applications. Commercialization of this alloy continues, as is the testing, evaluation, and promotion of this alloy with special emphasis on applications for this industry.

In addition to the successful commercialization of the above alloys, the Company continues to develop applications for three new alloys which are still being scaled up at the mill and are in the early stages of the commercialization process. HAYNES® HR-224® alloy is an HTA product with superior resistance to oxidation and excellent fabricability, and is being assessed in certain current and emerging technology applications. HAYNES® HR-235® alloy has excellent resistance to metal dusting in high temperature carbonaceous environments. Good progress in developing new applications for the alloy for petrochemical and syngas production applications has been made this past fiscal year. Most recently, HAYNES® 233® alloy was introduced to provide excellent oxidation resistance coupled with superior creep strength at temperatures to 2100°F or higher. The Company believes this combination of properties has not been previously achieved in a readily fabricable alloy. Commercialization for this alloy is ongoing and significant progress has been made over the past year in developing applications for this new alloy in aerospace, industrial gas turbines, power generation and other high temperature applications.

Patents or other proprietary rights are an important element of the Company’s business. The Company’s strategy is to file patent applications in the U.S. and any other country that represents an important commercial market. In addition, the Company seeks to protect technology that is important to the development of the Company’s business. The Company also relies upon trade secret rights to protect its technologies and its development of new processes, applications and alloys. The Company protects its trade secrets in part through confidentiality and proprietary information agreements with its customers and employees. Trademarks on the names of many of the Company’s alloys have also been applied for or granted in the U.S. and certain foreign countries.

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

Raw Materials

Raw materials represented an estimated 48% of cost of sales in fiscal 2023. Nickel, a major component of many of the Company’s products, accounted for approximately 43% of raw material costs, or approximately 21% of total cost of sales in fiscal 2023.  Other key raw materials include cobalt, chromium, molybdenum and tungsten. Melt materials consist of virgin raw material, purchased scrap and internally produced scrap.

The average nickel prices per pound for cash buyers for the 30-day periods ended on September 30, 2021, 2022 and 2023, as reported by the London Metals Exchange, were $8.80, $10.28 and $8.90, respectively. Prices for certain other raw materials that are significant in the manufacture of the Company’s products, such as cobalt and chromium, were lower in fiscal 2023 compared to fiscal 2022, while molybdenum was higher in fiscal 2023 compared to fiscal 2022.

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

End Markets

The global specialty alloy market includes stainless steels, titanium alloys, general purpose nickel alloys and high-performance nickel- and cobalt-based alloys. Of this total market, the Company competes primarily in the high-performance nickel- and cobalt-based alloy sectors which require highly specialized alloys that can meet the demanding materials’ needs of the applications in the high growth markets such as Aerospace, CPI, IGT, Emerging Technologies, to name a few. Compared to the stainless steels and general-purpose nickel alloys markets, the Company believes that the high-performance alloy sector provides greater growth potential and opportunities for higher price differentiation and profit margins. This is due to the technologically demanding nature of the applications, products, strict customer requirements and higher-growth end markets.

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

Aerospace.  The Company has manufactured HTA products for the aerospace market since the late 1930s and has developed numerous proprietary alloys for this market. Customers in the aerospace market tend to be the most demanding with respect to meeting specification requirements, precise tolerances and achieving new product performance standards. Stringent safety standards and continuous efforts to reduce equipment weight, reduce emissions, and develop more fuel-efficient designs require close coordination among the Company, the aero-engine original equipment manufacturer (“OEMs”), and their customers in the selection and development of HTA products. As a result, sales to aerospace customers tend to be made through the Company’s direct sales force. Demand for the Company’s products in the aerospace market is based on the new and replacement market for jet engines and the maintenance needs of operators of commercial and military aircraft. The Company’s HTA products are used for static components in the hot sections of aircraft engines. The hot sections are subjected to substantial wear and tear and require periodic maintenance, repair and overhaul. The Company views the maintenance, repair and overhaul (“MRO”) business as an area of continuing long-term growth. The Company is aware of decarbonization efforts by the aviation industry, which involves improved operational efficiency, the use of sustainable aviation fuel (“SAF”) and hydrogen as a fuel source for the next-generation engines. The Company believes this may be a growth area as aero engines run hotter and in harsher conditions thereby requiring advanced HTA products, such as HAYNES® 233® alloy. Additionally, commercial aircraft, military aircraft, and the space technology markets are experiencing continued growth using wrought and additive manufacturing technology with our HTA products.  Three of our newest alloys that are enabling new technologies with wrought and additive manufactured products are HAYNES® 282® alloy, HAYNES® 244® alloy and HAYNES® 233® alloy.

Chemical Processing.  The chemical processing market represents a large base of customers with diverse CRA and HTA applications driven by demand in key end-use markets such as automobiles, housing, health care, biopharmaceuticals, agriculture and metals production. Both CRA and HTA products supplied by the Company have been used in the chemical processing market since the early 1930s. Demand for the Company’s products in this market is driven by the level of MRO and expansion requirements of existing chemical processing facilities, as well as the construction of new facilities. The expansion of manufacturing of chemicals from natural gas in North America is expected to be a driver of demand in this market. In addition, the Company believes the extensive worldwide network of Company-owned service and sales centers, as well as its network of independent distributors and sales agents who supplement the Company’s direct sales efforts outside of the U.S., provide, in certain cases, a competitive advantage in marketing its CRA and HTA products in the chemical processing market.

Industrial Gas Turbine (IGT).  Demand for the Company’s products in the industrial gas turbine market is driven primarily by utility-scale electricity generation, both for base load as well as for backup generation during times of peak power demand.  The benefit of these turbines are their relatively low cost, high efficiency, rapid response and reliability, especially as weather-controlled renewables have become major sources of electricity. An additional demand consideration is the drive to lower emissions from coal-fired generating facilities, since natural gas has gained acceptance as a cleaner, lower-cost alternative to coal.  Industrial gas turbines are also used for power and propulsion in certain classes of ships and ferries, most commonly as derivatives of popular aero turbine engines. Demand is also generated by mechanical drive units used for oil and gas production and pipeline transportation and for back-up sources of power generation for hospitals and shopping malls. The Company also has a strong presence in micro turbine applications, which provide decentralized power and thermal heating for many key markets including as backups for renewable energy.  The turbine hot sections are subjected to substantial wear and require periodic maintenance, and this MRO business is viewed by the Company as an area of continuing long-term growth. The Company’s products have allowed turbines to operate at higher temperatures and efficiencies for much longer service intervals than had been previously achieved.  The Company believes that multiple OEMs are modernizing their turbine models to use from 30% up to 100% hydrogen as fuel.  Hydrogen as a fuel may dramatically decarbonize turbines and prepare the IGT market for future environmental regulations.  The Company is supporting customers to enable the use of hydrogen as an alternative fuel for next-generation gas turbines.

Other Markets.  Other markets in which the Company sells its HTA products and CRA products include flue-gas desulfurization (FGD), oil and gas, waste incineration, industrial heat treating, automotive, thermocouples, sensors and instrumentation, biopharmaceuticals, solar and nuclear fuel. The Company also sells its products for use in the oil and gas market, primarily in connection with sour gas production. In addition, incineration of municipal, biological, industrial and hazardous waste products typically produces very corrosive conditions that demand high performance alloys. Our alloys, such as ULTIMET® alloy, are also actively marketed and used in wear and tear – corrosion applications.  The Company continues to look for opportunities to introduce and expand the use of its alloys in emerging technologies such as solar, fuel cells, emerging battery technologies, ultra-supercritical steam and supercritical-CO2 power plants, hydrogen production, and molten salt nuclear reactor applications. Markets capable of providing growth are being driven by increasing performance, reliability and service life requirements for products used in these markets, which could provide further applications for the Company’s products.

Through development of new alloys and new applications, the Company continues to seek to participate in additional markets with new revenue streams beyond the core markets of aerospace, chemical processing and industrial gas turbine industries. The Company believes that wear, medical/pharmaceutical, consumer electronics, petrochemical and emerging technologies such as renewable and clean energy, hydrogen production, next-generation nuclear power generation and additive manufacturing all present possible significant growth opportunities for its products.

Sales and Marketing and Distribution

The Company sells its products primarily through its direct sales organization, which operates from 14 total locations in the U.S., Europe and Asia, 11 of which are service and/or sales centers. All of the Company’s service and/or sales centers are operated either directly by the Company or through its direct or indirect wholly-owned subsidiaries. Approximately 75% of the Company’s net revenues in fiscal 2023 were generated by the Company’s direct sales organization. The remaining 25% of the Company’s fiscal 2023 net revenues were generated by a network of independent distributors and sales agents who supplement the Company’s direct sales in the U.S., Europe and Asia.  Going forward, the Company expects its direct sales force to generate approximately 75% of its total net revenues.

Providing technical assistance to customers is an important part of the Company’s marketing strategy. The Company provides performance analyses of its products and those of its competitors for its customers. These analyses enable the Company to evaluate the performance of its products, enabling the products to be included as part of the technical specifications used in the production of customers’ products. The Company’s market development professionals are assisted by its engineering and technology staff in directing the sales force to new opportunities. Management believes the Company’s combination of direct sales, technical marketing, engineering and customer support provides an advantage over other manufacturers in the high-performance alloy industry. This framework allows the Company to obtain direct insight into customers’ alloy needs and to develop proprietary alloys that provide solutions to customers’ demanding applications.

While the Company continues to make concentrated efforts to expand foreign sales, the majority of its revenue continues to be from sales to U.S. customers. The Company’s domestic expansion effort includes, but is not limited to, the continued development of new high-performance alloys, the addition of equipment in U.S. service and sales centers to improve the Company’s ability to provide a product closer to the form required by the customer and the continued effort, through the technical expertise of the Company, to find solutions to customer challenges.

The following table sets forth the approximate percentage of the Company’s fiscal 2023 net revenues generated through each of the Company’s distribution channels.

	From	From
	Domestic	Foreign
	Locations	Locations	Total
Company mill direct/service and sales centers	51%	24%	75%
Independent distributors/sales agents	24%	1%	25%
Total	75%	25%	100%

The Company’s top twenty customers accounted for approximately 34%, 39% and 43% of the Company’s net revenues in fiscal 2021, 2022 and 2023, respectively. No customer or group of affiliated customers of the Company accounted for more than 10% of the Company’s net revenues in fiscal 2021, 2022 or 2023.

Manufacturing Process

High-performance alloys require an extensive knowledge of both the specific alloy systems, as well as the process parameters required to deliver a tightly controlled product to customer specifications. These products are tightly controlled from a chemistry standpoint and require specialized equipment capable of delivering the physical and metallurgical properties that our customers require for their specialized applications. The number of process steps are typically more extensive for these high-performance alloy systems as compared to what would be required for stainless or carbon steel products. This longer production cycle contributes to slower inventory turns. The Company manufactures its high-performance alloys in various forms, including sheet, coil, plate, billet/ingot, tubular, wire and other forms. The Company also performs value-added cutting services to supply certain customers with product cut to their specification.

At the Kokomo, Indiana facility, the manufacturing process begins with raw materials being combined, melted and refined in a precise manner to produce the chemical composition specified for each high-performance alloy. The Company’s primary melt facility utilizes two different melting processes. The ARC/AOD process utilizes electric melting and gas refinement to remove carbon and other undesirable elements, thereby allowing more tightly-controlled chemistries, which in turn produce more consistent properties in the high-performance alloys. The other primary melt method utilizes vacuum induction melting, which involves the melting of raw materials through electromagnetic induction while under vacuum conditions to produce the desired tightly-controlled chemistry. The control systems allow for statistical process control monitoring in real time to improve product quality. For most high-performance alloys, this molten material is cast into electrodes and additionally refined through electro slag remelting. The resulting ingots are then forged or rolled to an intermediate shape and size depending upon the intended final product form. Intermediate shapes destined for flat products are then sent through a series of hot and cold rolling, annealing, pickling, leveling and shearing operations before being cut to final size.

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

The coil and sheet operation includes the ability to cold roll to tight tolerances, bright anneal, oxidize anneal and pickle, along with finishing processes that slit and cut to size.  The Company has invested and successfully brought on-line additional cold rolling capability, as well as additional annealing capacity to support the added rolling capacity. This added annealing capacity gives the Company the ability to offer either bright annealed finish or annealed and pickled finish that will be determined by specifications, application or type of alloy.

The Company also produces bar and billet products through a series of bar mills and a forge press operation that is located at the Kokomo, Indiana facility.

The Arcadia, Louisiana facility uses nickel feedstock produced at the Kokomo facility to manufacture welded and seamless nickel alloy pipe, tubing and fittings, and purchases titanium extruded tube hollows to produce seamless titanium tubing. The manufacturing processes at Arcadia require cold pilger mills, weld mills, annealing furnaces, pickling facilities, and various finishing lines.  The Company has also invested in specialized ultrasonic testing and eddy current testing equipment, including its own testing laboratory. The facility recently installed and is operating a 300 KW rooftop solar array.  This solar array investment allows us to reduce annual carbon dioxide emissions by approximately 800,000 pounds.

The Mountain Home, North Carolina facility manufactures high-performance alloy wire and small diameter bar products. Finished wire, bar, and powder products are also warehoused at this facility for quick delivery.  The 1MW solar array investment continues to produce 50% of the facility’s baseline electrical demand.

Backlog

The Company defines backlog to include firm commitments from customers for delivery of product at established prices.  At any given time, approximately 65% of the orders in the backlog include prices that are subject to adjustment based on changes in raw material costs.  Historically, approximately 50% of the Company’s backlog orders have shipped within six months and approximately 90% have shipped within 12 months. The backlog figures do not typically reflect that portion of the Company’s business conducted at its service and sales centers on a spot or “just-in-time” basis. For additional discussion of backlog, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Consolidated Backlog at Fiscal Quarter End

	2019	2020	2021	2022	2023

	(in millions)
1[s]t quarter	$237.8	$237.6	$145.1	$217.5	$408.2
2nd quarter	253.0	204.7	140.9	280.7	446.7
3rd quarter	254.9	174.6	150.9	338.2	468.1
4th quarter	235.2	153.3	175.3	373.7	460.4

Research and Technical Support

The Company’s technology facilities are located at the Kokomo headquarters and consist of 19,000 square feet of offices and laboratories. The Company has six fully equipped technology testing laboratories, including a mechanical and wear test lab, a metallographic lab, an electron microscopy lab, a corrosion lab, a high-temperature lab and a welding lab. These facilities also contain a reduced scale, fully equipped melt shop and process lab. As of September 30, 2023, the technology, engineering and technological testing staff consisted of 28 persons, 16 of whom have engineering or science degrees, including 8 with doctoral degrees, with the majority of degrees in the field of metallurgical engineering or materials science.

During fiscal 2023, research and development projects were focused on new alloy development, new product form development, process modeling, supportive data generation, and new alloy concept validation, relating to products for the aerospace, industrial gas turbine, chemical processing and oil and gas industries. In addition, significant projects were conducted to generate technical data in support of major market application opportunities in areas such as renewable energy, fuel cell systems, biotechnology (including toxic waste incineration and pharmaceutical manufacturing) and power generation.

Competition

The high-performance alloy market is a highly competitive market in which eight to ten major producers participate in various product forms. The Company’s primary competitors in flat rolled products include Special Metals Corporation, a subsidiary of Precision Castparts Corp. and ATI, Inc. The Company faces strong competition from domestic and foreign manufacturers of both high-performance alloys (similar to those the Company produces) and other competing metals. The Company may face additional competition in the future to the extent new materials are developed, such as plastics, ceramics or additive manufacturing that may be substituted for the Company’s products. The Company also believes that it will face increased competition from non-U.S. entities, especially from competitors located in Eastern Europe and Asia.  Additionally, in past years, the Company’s domestic business has been challenged by a strong U.S. dollar, which makes the goods of foreign competitors less expensive to import into the U.S and makes the Company’s products more expensive to export outside the U.S.

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

Succession and Recruitment

The Company has an organizational development and succession planning process in place for human capital strategic planning.  The succession planning process evaluates performance, skillsets and leadership capabilities of employees to backfill strategic roles.  Such succession plans have been utilized throughout the Company to prepare employees for future roles and leadership opportunities.

The Company attempts to promote from within when opportunities occur, given employee growth and progression.  In addition to our internal corporate recruiter, the Company may also use external recruiters due to the challenging and competitive hiring environment.  In order to encourage development of a future workforce for the Company, the Company continues to sponsor projects at Purdue University, as well as providing internships in various departments and locations throughout the Company.

Retirement and Exit Programs

The Company also utilizes exit interviews and on-boarding interviews to provide feedback regarding turnover and employee desires for growth and development.  These interviews are also utilized to identify drivers of voluntary turnover and departures from the Company.  Employee turnover rate and reasons, including voluntary and involuntary departures, are monitored annually.  The global turnover rate in both fiscal 2022 and 2023 was 13%.   Both voluntary and involuntary terminations, including retirements, are used to calculate the turnover rate.

Compensation Equity

The Company conducts inflation-adjusted compensation analysis to promote competitive compensation.  This analysis takes into account ranges for the geographical area, education level and job title under consideration.  The Company’s Human Resources Department develops offers for new salaried employees and also develops and administers promotions to maintain the internal integrity of the compensation levels for comparable positions.  The Company works with managers to ensure that high potential employees and those individuals with unique talents are appropriately developed and compensated.  For example, the Board of Directors authorized a pool of restricted stock that can be used to compensate high potential employees and for retention purposes.  The Compensation Committee, with the approval of the full Board in the case of Chief Executive Officer, determines annual salaries and other elements of compensation of the Company’s executive management team, taking into account similarly situated executives employed by a peer group of companies while also considering input of the Compensation Committee’s independent compensation consultant.

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

Employee Statistics

As of September 30, 2023, the Company employed 1,248 full-time employees and 36 part-time employees worldwide. All eligible hourly employees at the Kokomo, Indiana and Arcadia, Louisiana plants (640 in the aggregate) are covered by two collective bargaining agreements.

On July 25, 2023, the Company entered into a five-year collective bargaining agreement with the United Steelworkers of America Local 2958, which covers eligible hourly employees at the Kokomo, Indiana plant. This agreement became effective on July 1, 2023 and will expire in June 2028.

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

The Company’s facilities and operations are subject to various foreign, federal, state and local laws and regulations relating to the protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment and disposal of hazardous substances and wastes. In the U.S., such laws include, without limitation, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act. As environmental laws and regulations continue to evolve, it is likely the Company will be subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. Violations of these laws and regulations can result in the imposition of substantial penalties and can require facility improvements. Expenses related to environmental compliance, which are primarily included in Cost of sales on the Consolidated Statements of Operations, were approximately $3.5 million for fiscal 2023 and are currently expected to be approximately $3.9 million for fiscal 2024.

The Company’s facilities are subject to periodic inspection by various regulatory authorities, who from time to time have issued findings of violations of governing laws, regulations and permits. In the past five years, the Company has paid administrative fines, none of which have had a material effect on the Company’s financial condition, for alleged violations relating to environmental matters, requirements relating to its Title V Air Permit and alleged violations of record keeping and notification requirements relating to industrial wastewater discharge. Capital expenditures of approximately $3.6 million were made for pollution control improvements during fiscal 2023, with additional expenditures of approximately $4.0 million for similar improvements planned for fiscal 2024.

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

Legal Compliance

In addition to environmental laws and regulations, the Company must comply with a wide variety of other laws and regulations, including, without limitation, federal and state securities laws, Delaware corporate law, international laws, data privacy laws in the U.S. and globally and safety laws and regulations.  The Company continues to engage in collaboration with key stakeholders, such as customers and regulators, to adapt to changing regulatory expectations.  Compliance with law and government regulations is not expected to have a material effect upon capital expenditures, earnings or the competitive position of the Company.

Environmental, Social and Governance Matters

In addition to the information set forth below and above under “Environmental Compliance,” further information regarding the Company’s environmental, social and governance activities can be found under the Sustainability tab on the Company’s website at www.haynesintl.com/company-information/sustainability.

Governance and Social Matters

The Company is committed to a culture of openness, trust and integrity in all aspects of its business. It is critical that all employees, vendors and customers understand and accept that, in everything it does, the Company will conduct itself from the perspective of “doing the right thing for the right reason” at all times.

The Company has a number of policies in place governing social and ethical issues, including, without limitation:

●	Code of Business Conduct and Ethics
●	Anti-Harassment Policy
●	Human Rights Policy
●	Clawback Policy
●	Insider Trading Policy
●	Human Trafficking Policy
●	Anti-Corruption Policy
●	Conflict Minerals Policy
●	Gift Policy

In addition, all vendors of the Company must adhere to the Company’s Supplier Code of Conduct, which requires compliance with laws regarding anti-trust, human rights, health and safety, and conflict minerals, as well as laws prohibiting corruption, bribery, conflicts of interest, and child labor.

Similarly, all employees must adhere to the Code of Business Conduct and Ethics as well as attend training regarding these and other policies. In addition, the Company maintains a whistleblower hotline with access available on an anonymous basis online or by telephone.

Environmental Matters

During fiscal 2022 and 2023, the Company completed installations of solar arrays at two of its manufacturing facilities.  The first installation, located at its wire facility in Mountain Home, North Carolina, is a 1MW solar fixed ground mount array, which continues to produce approximately 50% of the facility’s baseline electrical demand.  The second installation, located at its tubular facility in Arcadia, Louisiana, is a 300KW rooftop solar array, which allows the Company to reduce annual carbon dioxide emissions by approximately 800,000 pounds at that location.

The Company is conscious of its environmental impact and is actively working to lighten its carbon footprint, including projects to measure greenhouse gas emissions and develop goals of reduction.  The ever-increasing demand for clean energy generation has led to the development of several emerging technologies that require high-temperature alloys for demanding operating conditions.

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

Renewable power generation offers the promise of producing power from nature’s resources, such as wind, sun, rivers and oceans, with minimal depletion of the Earth’s resources and damage to the environment.  Many renewable energy technologies require the capture of energy at very high temperatures in extreme environments for which the Company’s alloys are well suited.  For example, the Company’s materials withstand intense heat in concentrated solar power plants to facilitate storable thermal power to generate electricity after the sun sets.

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

Available Information

The address of the Company’s website is www.haynesintl.com. The Company makes available on its website its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after filing such reports with the U.S. Securities and Exchange Commission (the “SEC”). The filings available on the Company’s website date back to February 3, 2011. For all filings made prior to that date, the Company’s website includes a link to the SEC’s website where such filings are available. Information contained or referenced on the Company’s website is not incorporated by reference into, and does not form a part of this Annual Report on Form 10-K or any other report the Company files or furnishes with the SEC.

Information about our Executive Officers

The following table sets forth certain information concerning the persons who serve as executive officers of the Company as of September 30, 2023.  Except as indicated in the following paragraphs, the principal occupations of these persons have not changed during the past five years.

Name	Age	Position with Haynes International, Inc.
Michael L. Shor	64	President and Chief Executive Officer
Daniel W. Maudlin	57	Vice President—Finance, Treasurer and Chief Financial Officer
Angela M. Kohlheim	51	Vice President—General Counsel and Corporate Secretary
Marlin C. Losch	63	Vice President—Sales & Distribution
Susan M. Perry	51	Vice President—Human Resources
Scott R. Pinkham	56	Vice President—Tube & Wire Products
David L. Strobel	62	Vice President—Operations
Gregory W. Tipton	62	Vice President & Chief Information Officer
David S. Van Bibber	52	Controller and Chief Accounting Officer

Mr. Shor has served as President and Chief Executive Officer of the Company since September 2018 and has been a director since 2012.

Mr. Maudlin has served as the Vice President-Finance, Treasurer and Chief Financial Officer of the Company since December 2012.

Ms. Kohlheim has served as Vice President – General Counsel and Corporate Secretary of the Company since February 2023.  Prior to that, she served as Chief Legal Officer, General Counsel, and Compliance Officer of American Pain Consortium Holdings LLC from August 2021 to February 2023 and Counsel at Faegre Drinker Biddle & Reath LLP from April 2017 to August 2021.

Mr. Losch has served as Vice President—Sales & Distribution of the Company since January 2010.

Ms. Perry has served as Vice President – Human Resources of the Company since June 2023.  Prior to that, she served as Senior Director of Human Resources of Compal USA from October 2021 to June 2023 and Director of Human Resources, Americas for Delphi / Borg Warner from September 2018 to October 2021.

Mr. Pinkham has served as Vice President—Tube and Wire Products of the Company since September 2018.

Mr. Strobel has served as Vice President—Operations of the Company since September 2018.

Mr. Tipton has served as Vice President and Chief Information Officer of the Company since January 2019.  Prior to that, he served as Chief Information Officer Americas for Dometic from August 2016 to December 2018.

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

Demand for our products is dependent upon and derived from the level of demand for the machinery, parts and equipment produced by our customers, which are principally manufacturers and fabricators of machinery, parts and equipment for highly specialized applications. Historically, certain markets in which we compete have experienced unpredictable, wide demand fluctuations.  Because of the comparatively high level of fixed costs associated with our manufacturing processes, significant declines in our markets in prior years have had, and in the future may have, a disproportionately adverse impact on our operating results.

We have, in several instances, experienced substantial year-to-year declines in net revenues, primarily as a result of decreases in demand in the industries to which our products are sold. For example, in fiscal 2009, 2010, 2013, 2016, 2020 and 2021, our net revenues, when compared to the immediately preceding year, declined by approximately 31.1%, 13.0%, 16.7%, 16.6%, 22.4% and 11.3%, respectively.  We may experience similar declines in our net revenues in the future.

Profitability in the high-performance alloy industry is highly sensitive to changes in sales volumes.

The high-performance alloy industry is characterized by high capital investment and high fixed costs. The cost of raw materials is the primary variable cost in the manufacture of our high-performance alloys and, in fiscal 2023, represented approximately 48% of our total cost of sales.  Other manufacturing costs, such as labor, energy, maintenance and supplies, often thought of as variable, have a significant fixed element. Profitability is, therefore, very sensitive to changes in volume, and relatively small changes in volume can result in significant variations in earnings. Our ability to effectively utilize our manufacturing assets depends greatly upon continuing demand in our markets, market share gains, and continued acceptance of our new products into the marketplace.

We operate in cyclical markets.

A significant portion of our revenues is derived from the historically cyclical aerospace, power generation and chemical processing markets. Our sales to the aerospace industry constituted 49.2%, to the industrial gas turbine industry 20.5% and to the chemical processing industry constituted 15.6% of our total sales in fiscal 2023.

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

The industrial gas turbine market is also historically cyclical in nature. Demand for power generation products is global and is affected by the state of the U.S. and world economies, the availability of financing to power generation project sponsors, the increase in renewable energy and the political environments of numerous countries. The availability of fuels and related prices also have a large impact on demand. Decreased demand for our products in the industrial gas turbine industry may have a material adverse effect on our business.

We also sell products into the chemical processing industry, which is also historically cyclical in nature. Customer demand for our products in this market may fluctuate widely depending on U.S. and world economic conditions, the availability and price of natural gas, the availability of financing, and the general economic strength of the end use customers in this market. Cyclical declines or sustained weakness in this market could have a material adverse effect on our business.

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

A significant portion of our aerospace products are sold to fabricators and are ultimately used in the production of new commercial aircraft. There are only two primary manufacturers of large commercial aircraft in the world, The Boeing Company and Airbus.  A significant portion of our aerospace sales are dependent on the number of new aircraft built by these two manufacturers, which is in turn dependent on a number of factors over which we have little or no control. Those factors include demand for new aircraft from around the globe, utilization levels of commercial and military aircraft, success of new commercial and military aircraft programs, insufficient levels of inventory throughout the supply chain  and factors that impact manufacturing capabilities, such as the availability of raw materials and manufactured components, changes in highly exacting performance requirements and product specifications, U.S. and world economic conditions, changes in the regulatory environment and labor relations between the aircraft manufacturers and their work forces.  Significant interruptions and slowdowns in the number of new aircraft built by the aircraft manufacturers has and may continue to have a material adverse effect on our business.  Additionally, as growth in airline travel is less concentrated in international flights, demand for new aircraft will be more weighted towards single aisle aircraft, as opposed to double aisle aircraft, which utilizes a smaller proportion of our material.

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

Additional worldwide capacity and reduced demand for our products could significantly impact future worldwide pricing, which would adversely impact our business.  In addition, the potential availability of substitute materials may also cause significant fluctuations in future results as our customers opt for a lower-cost alternative.  For example, the potential substitution of wrought products that we produce by either powder or additive manufacturing could impact our future results.

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

To the extent that we are unable to adjust to rapid fluctuations in the price of nickel, cobalt and other raw materials that we use in large quantities, there may be a negative effect on our gross profit margins. Additionally, increases in value added premiums charged by our commodity vendors, particularly nickel, could adversely impact our gross profit margins if those costs cannot be timely included in changes to selling prices.  In fiscal 2023, nickel, a major component of many of our products, accounted for approximately 43% of our raw material costs, or approximately 21% of our total cost of sales. We enter into several different types of sales contracts with our customers, some of which allow us to pass on increases in nickel or other raw material prices to our customers. In other cases, we fix the nickel or other raw materials component of our prices for a period of time through the life of a long-term contract. In yet other cases, we price our products at the time of order, which allows us to establish prices with reference to known costs of our raw material inventory, but which does not allow us to offset an unexpected rise in the price of raw materials.   We may not be able to successfully offset rapid changes in the price of nickel, cobalt or other raw materials in the future. In the event that raw material price increases occur that we are unable to pass on to our customers, our cash flows or results of operations could be materially adversely affected.

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

We use a number of raw materials in our products which are found in only a few parts of the world and are available from a limited number of suppliers. The availability of these materials may be influenced by private or government cartels, changes in world politics, trade sanctions as a result of geopolitical events such as war, additional regulation, labor relations between the materials producers and their work force, unstable governments in exporting nations, inflation, general economic conditions and export quotas imposed by governments in nations with rare earth element supplies.  The ability of key material suppliers to meet quality and delivery requirements or to provide materials on terms acceptable to us is beyond our control and can also impact our ability to meet commitments to customers. Shortages of certain raw materials or price fluctuations in raw materials could result in decreased sales as well as decreased margins, or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also decrease availability, thereby adversely affecting our business.  The implementation of trade sanctions could result in reduced availability of certain raw materials or result in the need for us to find alternative sources of supply at a higher cost.

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

Our manufacturing processes depend on certain sophisticated and high-value equipment, some of which has been in operation for a long period of time for which there may be only limited or no production alternatives. Failures of this equipment, possible significant unplanned delays in equipment upgrades, or the lack of critical spares or skilled personnel to timely repair this equipment, could result in production delays, revenue loss and significant repair costs. In addition, our factories rely on the availability of electrical power and natural gas, transportation for raw materials and finished products and employee access to our workplace that are subject to interruption in the event of severe weather conditions or other natural or manmade events.  While we maintain backup resources to the extent practicable, a severe or prolonged equipment outage, failure or other interruptive event affecting areas where we have significant manufacturing operations may result in loss of manufacturing or shipping days, which could have a material adverse effect on our business. Natural or manmade events that interrupt significant manufacturing operations of our customers also have had and could continue to have a material adverse effect on our business.

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

Our manufacturing operations could result in harm to our workers or third parties in our facilities.  Our manufacturing processes involve the use of heavy equipment, vehicles and chemicals, among other matters, which could lead to harm, injury, death or illness.  In addition to harm to individuals, any such occurrences could result in reputational harm, adverse effects on employee morale, litigation and other costs, any of which could materially and adversely affect our business.

Although collective bargaining agreements are in place for certain employees, union or labor disputes could still disrupt the manufacturing process.

Our operations rely heavily on our skilled employees. Any labor shortage, disruption or stoppage caused by any deterioration in employee relations or difficulties in the renegotiation of labor contracts could reduce our operating margins and income. Approximately 56% of our full-time U.S. employees are affiliated with unions or covered by collective bargaining agreements. The Company entered into two collective bargaining agreements with the United Steel Workers of America which cover eligible hourly employees at the Company’s Arcadia, Louisiana and Kokomo, Indiana facilities. The bargaining agreement which covers eligible hourly employees in the Kokomo, Indiana operations will expire on June 30, 2028 and the bargaining agreement which covers eligible hourly employees at the Company’s Arcadia, Louisiana operations will expire on December 21, 2025.  Failure to negotiate new labor agreements when required could result in a work stoppage at one or more of our facilities. In addition, other Company facilities could be subject to union organizing activity. Although we believe that our labor relations have generally been satisfactory, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could reduce our operating margins and income and place us at a disadvantage relative to non-union competitors.

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

 As previously disclosed, the Company experienced a network outage indicative of a cybersecurity incident on June 10, 2023. Upon detection of the incident, the Company engaged third-party specialists to assist in investigating the source of the outage, determine its potential impact on the Company’s systems, and securely restore full system functionality. On June 21, 2023, less than two weeks after the incident began, the Company announced that all manufacturing operations were running and that the Company had substantially restored administrative, sales, financial and customer service functions. Nevertheless, during those 11 days many aspects of the Company’s production were substantially disrupted. This cybersecurity incident resulted in a significant loss of production time and a reduction of products shipped in the third quarter of fiscal 2023, which negatively impacted the Company’s financial results for fiscal 2023.  In addition, the Company incurred significant costs and expenses, as well as the diversion of management’s attention, in responding to the cybersecurity incident, all of which had a negative impact on the Company.

We have put in place a number of systems, processes and practices designed to protect against intentional or unintentional misappropriation or corruption of our systems and information or disruption of our operations including unauthorized access to our networks, servers and data, encryption of network access and the introduction of malware. Despite our cybersecurity efforts, we could be subject to future breaches of our security systems, which may result in unauthorized access, misappropriation, corruption or disruption of the information we are trying to protect, in which case we could suffer material harm. For example, access to our proprietary information regarding new alloy formulations would allow our competitors to use that information in the development of competing products. Current employees have, and former employees may have, access to a significant amount of information regarding our Company which could be disclosed to our competitors or otherwise used to harm us. Any future misappropriation or corruption of our systems and information or disruption of our operations could have a material adverse effect on our business.

We depend on our information technology infrastructure to support the current and future information requirements of our operations which exposes us to risk.

Management relies on our information technology infrastructure, including hardware, network, software, people and processes, to provide useful information to support assessments and conclusions about operating performance. Our inability to produce relevant or reliable measures of operating performance in an efficient, cost-effective and well-controlled fashion may have significant negative impacts on our business.  We continue to evaluate options to further upgrade our systems, including an implementation to a new enterprise resource planning (ERP) system.  A transition to a critical system or the discontinuation of support from legacy systems could result in disruptions, which could have a significant adverse impact on our business.

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

We are a U.S. based company with customers and suppliers in foreign countries. We import various raw materials used in our production processes, and we export goods to our foreign customers. The United States, the European Commission, countries in the EU, the United Kingdom, and other countries where we do business may change relevant tax, border tax, accounting and other laws, regulations and interpretations, which may unfavorably impact our effective tax rate or result in other costs to us.  In addition, the Company has deferred tax assets on its balance sheet which could be subjected to unfavorable impacts if tax rates are reduced.

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

We are subject to risks associated with global trade matters.

We are subject to macroeconomic downturns and geopolitical events in the United States and abroad that may affect the general economic climate, our performance and the demand of our customers.  The Russian invasion of Ukraine has resulted in trade restrictions with companies operating in Russia, which has forced us and other companies to source raw materials from other countries which can lead to insufficient supply or higher prices for us. Transportation and logistics resources, including shipping and transportation services, have been in short supply, which has had, and may continue to have, an adverse effect on our business. Further, any global trade wars or similar economic turmoil, including new or existing tariffs, could adversely affect our business.  In past years, the U.S. and China have imposed tariffs on large amounts of products imported into each of the countries from one another.  A “trade war” or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sections thereof, and, thus, adversely affect our business.  Our competitors outside of the United States may not be subject to these tariffs or other measures, and therefore, could have a significant competitive advantage over us in that respect.

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

We anticipate that we will continue to derive a significant portion of our revenues from operations in international markets. As we continue to expand internationally, we will need to hire, train and retain qualified personnel for our direct sales efforts and retain distributors and train their personnel in countries where language, cultural or regulatory impediments may exist. Distributors, regulators or government agencies may not continue to accept our products, services and business practices, and costs related to international trade have increased and may continue to increase. In addition, we purchase raw materials on the international market. The sale and shipment of our products and services across international borders, as well as the purchase of raw materials from international sources, subject us to the trade regulations of various jurisdictions, including tariffs and other possible punitive measures. In addition, the Russian invasion of Ukraine led us to voluntarily cease the procurement of nickel from Russia (which was previously only a small portion of our need at roughly 5%).  Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, sales and service activities. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions, any one or more of which may adversely affect our business, including:

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

Environmental laws are complex, change frequently and have tended to become increasingly stringent over time, including those relating to greenhouse gases. While we have budgeted for future capital and operating expenditures to comply with environmental laws, changes in any environmental law may directly or indirectly increase our costs of compliance and liabilities arising from any past or future releases of, or exposure to, hazardous substances and may materially adversely affect our business. See “Business—Environmental Compliance” in Part I, Item I in this Annual Report on Form 10-K.

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

Our business subjects us to the risk of litigation claims, including those that might not be covered by insurance.

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

We rely upon third parties for our supply of energy resources consumed in the manufacture of our products. The potential for curtailment of certain energy resources exists which could have a material adverse effect on our business.  The prices for and availability of electricity, natural gas, hydrogen, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors, weather issues and other factors, which may be beyond our control. Disruptions in the supply of energy resources could impair our ability to manufacture products for customers. Further, increases in energy costs, which are outside of our control, or changes in costs relative to energy costs paid by competitors, have and may continue to adversely affect our business. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our business.

If we are unable to recruit, hire and retain skilled and experienced personnel, our ability to effectively manage and expand our business will be harmed.

Our success largely depends on the skills, experience and efforts of our officers and other key employees who may terminate their employment at any time. The loss of any of our senior management team could harm our business. Our ability to retain our skilled workforce and our success in attracting and hiring new skilled employees in a rising wage environment will be a critical factor in determining whether we will be successful in the future. We face challenges in hiring, training, managing and retaining employees in certain areas including metallurgical researchers, equipment technicians and sales and marketing staff as well as production and maintenance employees.  We also face hiring challenges relating to the location of our business.  If we are unable to recruit, hire and retain skilled employees, our new product and alloy development and commercialization could be delayed and our marketing and sales efforts could be hindered, which would adversely impact our business.

Healthcare costs, including those related to healthcare legislation, have and may continue to impact our business.

The Patient Protection and Affordable Care Act and other legislation relating to healthcare have increased our annual employee healthcare cost obligations.  In addition, costs associated with healthcare generally, including our retiree healthcare plans, are expected to continue to increase. We cannot predict the effect that healthcare legislation or regulation, and the costs of healthcare in general, will ultimately have on our business. However, each year as opportunities arise, programs are being implemented that are intended to drive savings and improve the health status of our population. The most recent project involved the transition to a new Third Party Administrator (TPA), with added support elements, which became effective on January 1, 2023.

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

Our business could be adversely affected by actions of proxy advisory firms, large institutional Stockholders and activist Stockholders in response to Environmental, Social and Governance (ESG) matters.

An organization’s reputation is built on its relationship with employees, customers, suppliers, investors and the community they operate within.  Companies across a variety of industries, including the metals industry, are experiencing an increase in shareholder activism, particularly shareholder proposals regarding environmental sustainability, diversity and inclusion, and governance matters. If we are required to respond to stockholder proposals (including the implementation of any proposals), proxy contests or other actions by activist stockholder, we could incur significant expense, disruptions to our operations and diversion of the attention of management and our employees. Perceived uncertainties as to our future direction, strategy or leadership as a consequence of activist stockholders initiatives may result in reputational damage, which could negatively impact our relationships with customers and strategic partners, impair our ability to attract and retain employees, and cause volatility in our stock price.

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

The owned facilities located in the United States are subject to a negative pledge which secures the Company’s obligations under its U.S. revolving credit facility with a group of lenders led by JPMorgan Chase Bank, N.A. The credit agreement provides that no liens can encumber the owned real property other than certain permitted encumbrances.  For more information, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

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

●	Lenzburg, Switzerland

In addition, the Company leases service and sales centers, which stock and sell all product forms, in the following locations:

●	LaPorte, Indiana
●	La Mirada, California
●	Houston, Texas
●	Windsor, Connecticut
●	Shanghai, China

Sales Centers.  The Company leases sales centers, which sell all product forms, in the following locations:

●	Paris, France
●	Singapore
●	Milan, Italy
●	Tokyo, Japan

On January 1, 2015, the Company entered into a finance lease agreement for the building that houses the assets and operations of LaPorte Custom Metal Processing (LCMP).  The finance asset and obligation are recorded at the present value of the minimum lease payments.  The asset is included in Property, plant and equipment, net on the Consolidated Balance Sheets and is depreciated over the 20-year lease term.  The long-term component of the finance lease obligation is included in Long-term obligations (See Note 18. Long-term Obligations).

All owned and leased service and sales centers, not described in detail above, are single site locations and are less than 100,000 square feet, except for the LaPorte service center which is approximately 230,000 square feet.

Item 3.  Legal Proceedings

The Company is regularly involved in litigation, both as a plaintiff and as a defendant, relating to its business and operations. Such litigation includes, without limitation, federal and state EEOC administrative and judicial actions, litigation of commercial matters, asbestos litigation and litigation and administrative actions relating to environmental matters. For more information, see Business—Environmental Compliance” in Part I, Item I in this Annual Report on Form 10-K and Note 10 – “Legal, Environmental and Other Contingencies” in Part II, Item 8 in this Annual Report on Form 10-K.  Financial Statements and Supplementary Data.”  Litigation and administrative actions may result in substantial costs and may divert management’s attention and resources, and the level of future expenditures for legal matters cannot be determined with any degree of certainty.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the NASDAQ Global Market (“NASDAQ”) and traded under the symbol “HAYN”.

As of November 1, 2023, there were approximately 56 holders of record of the Company’s common stock.

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

Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of fiscal 2023, comprising shares repurchased by the Company from employees to satisfy tax withholding obligations with respect to share-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value[000's]) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2023	—	$—	—	$—
August 1-31, 2023	90	51.25	—	—
September 1-30, 2023	87	49.41	—	—
Total	177	$50.35	—

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on the Company’s common stock to the cumulative total return of the Russell 2000 Index, S&P MidCap 400 Index, and Peer Group for each of the last five fiscal years ended September 30. The cumulative total return assumes an investment of $100 on September 30, 2018 and the reinvestment of any dividends during the period. The Russell 2000 is a broad-based index that includes smaller market capitalization stocks. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. Management believes that the S&P MidCap 400 is representative of companies with similar market and economic characteristics to Haynes. Furthermore, we also believe the Russell 2000 Index is representative of the Company’s current market capitalization status and this index is also provided on a comparable basis. The companies included in the Peer Group Index: Allegheny Technologies, Inc., Howmet Aerospace Inc., Carpenter Technology Corp., Commercial Metals, Inc., Insteel Industries, Inc., Kaiser Aluminum Corporation, Materion Corporation, Olympic Steel, Inc., and Universal Stainless & Alloy Products, Inc. Management believes that the companies included in the Peer Group, taken as a whole, provide a meaningful comparison in terms of competition, product offerings and other relevant factors. The total stockholder return for the peer groups is weighted according to the respective issuer’s stock market capitalization at the beginning of each period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Haynes, The Russell 2000 Index, The S&P MidCap 400
Index and our Peer Group
Haynes International Inc.
S&P MidCap 400 Index
Russell 2000 Index
Peer Group
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
ASSUMES $100 INVESTED ON SEP.30, 2018
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEP.30, 2023

	2018	2019	2020	2021	2022	2023
Haynes International, Inc.	100.00	103.79	51.30	115.23	111.14	149.86
Russell 2000	100.00	91.11	91.47	135.08	103.34	112.56
S&P MidCap 400	100.00	97.51	95.40	137.08	116.17	134.20
Peer Group	100.00	98.70	73.23	131.83	137.64	208.89

Item 6. [Reserved]

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

Financial Data Trends

The following table shows certain financial information of the Company for each year in the five-year period ended September 30, 2023.  This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.  Amounts below are in thousands, except share and per share information.

	Year Ended September 30,
	2019	2020	2021	2022	2023
Statement of Operations Data:
Net revenues	$490,215	$380,530	$337,661	$490,461	$589,956
Cost of sales	424,712	335,898	297,931	384,128	480,196
Selling, general and administrative expense	44,195	40,307	43,470	47,089	48,028
Research and technical expense	3,592	3,713	3,403	3,822	4,126
Operating income (loss)	17,716	612	(7,143)	55,422	57,606
Nonoperating retirement benefit expense	3,446	6,822	1,470	(4,655)	(1,834)
Interest expense, net	900	1,288	1,170	2,463	7,538
Provision for (benefit from) income taxes	3,625	(1,020)	(1,100)	12,527	9,927
Net income (loss)	$9,745	$(6,478)	$(8,683)	$45,087	$41,975
Net income (loss) per share:
Basic	$0.78	$(0.53)	$(0.71)	$3.62	$3.31
Diluted	$0.78	$(0.53)	$(0.71)	$3.57	$3.26
Dividends declared per common share	$0.88	$0.88	$0.88	$0.88	$0.88
Weighted average shares outstanding:
Basic	12,445,212	12,470,664	12,499,609	12,346,025	12,566,843
Diluted	12,480,908	12,470,664	12,499,609	12,505,500	12,780,278

	September 30,
	2019	2020	2021	2022	2023
Balance Sheet Data:
Working capital	$311,793	$313,320	$287,393	$383,543	$462,377
Property, plant and equipment, net	169,966	159,819	147,248	142,772	142,540
Total assets	593,800	560,724	546,455	632,295	706,281
Total debt and other finance obligations	7,979	7,809	7,613	82,105	121,961
Long-term portion of debt and other finance obligations	7,809	7,614	7,385	81,839	121,659
Accrued pension and postretirement benefits(1)	215,741	199,223	109,722	85,222	66,440
Stockholders’ equity	296,275	301,501	343,321	375,488	434,324
Cash dividends paid	11,011	11,058	11,175	11,072	11,192
(1)	Significant volatility in the pension and postretirement benefits liability has occurred due to many factors such as changes in the discount rate used to value the future liability, variation in the return on assets and trends of postretirement health care expenses incurred by the Company. These changes have been reflected in the Pension and Postretirement Benefits Liability and a corresponding change to the accumulated other comprehensive loss account. During fiscal 2021 as a part of a broader capital allocation strategy, the U.S. pension asset allocation was changed to 30% equity and 70% fixed income as a part of a customized liability driven investment (LDI) strategy designed to secure the improved funding percentage and reduce interest rate and equity risk. In addition, a lump sum funding of $15 million occurred in the fourth quarter of fiscal 2021. During fiscal 2022 and fiscal 2023, the pension asset allocation was changed multiple times to the current allocation of 11% equity and 89% fixed income in accordance with the Company’s customized LDI strategy.

Overview of Markets

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Year Ended September 30,
	2019		2020		2021		2022		2023
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Net Revenues
(dollars in millions)
Aerospace	$258.1	52.7%	$192.0	50.5%	$128.1	37.9%	$230.0	46.9%	$290.4	49.2%
Chemical processing	89.7	18.3	63.1	16.6	63.1	18.7	91.7	18.7	92.0	15.6
Industrial gas turbine	59.4	12.1	56.6	14.9	66.8	19.8	91.9	18.7	120.7	20.5
Other markets	57.9	11.8	45.1	11.8	58.1	17.2	53.7	11.0	60.3	10.2
Total product	465.1	94.9	356.8	93.8	316.1	93.6	467.3	95.3	563.4	95.5
Other revenue(1)	25.1	5.1	23.7	6.2	21.6	6.4	23.2	4.7	26.6	4.5
Net revenues	$490.2	100.0%	$380.5	100.0%	$337.7	100.0%	$490.5	100.0%	$590.0	100.0%
U.S.	$300.7	61.3%	$230.8	60.7%	$179.1	53.0%	$278.5	56.8%	$344.4	58.4%
Foreign	$189.5	38.7%	$149.7	39.3%	$158.6	47.0%	$212.0	43.2%	$245.6	41.6%
Shipments by Market (millions of pounds)
Aerospace	10.3	51.5%	7.2	49.3%	5.0	35.7%	8.2	46.6%	9.1	49.2%
Chemical processing	4.3	21.5	2.8	19.2	2.8	20.0	3.5	19.9	2.7	14.6
Industrial gas turbine	3.4	17.0	3.3	22.6	4.2	30.0	4.5	25.6	5.4	29.2
Other markets	2.0	10.0	1.3	8.9	2.0	14.3	1.4	7.9	1.2	7.0
Total Shipments	20.0	100.0%	14.6	100.0%	14.0	100.0%	17.6	100.0%	18.5	100.0%
Average Selling Price Per Pound
Aerospace	$25.11		$26.56		$25.81		$27.99		$31.99
Chemical processing	20.80		22.21		22.40		26.44		33.51
Industrial gas turbine	17.44		16.96		15.95		20.21		22.19
Other markets	28.35		35.85		28.46		38.12		48.35
Total product(2)	23.21		24.33		22.56		26.49		30.43
Total average selling price	24.46		25.95		24.10		27.81		31.87
(1)	Other revenue consists of toll conversion, royalty income, scrap sales and revenue recognized from the TIMET agreement (see Note 15 in the Notes to the Consolidated Financial Statements in Part II, Item 8 in this Annual Report on Form 10-K). Other revenue does not include associated shipment pounds.
(2)	Total product price per pound excludes “Other Revenue”.

Over the past five years, aerospace demand was favorably impacted by the transition to new engine platforms driven by a desire for more fuel-efficiency and lower emissions. Fiscal 2019 sales into the aerospace market represented a record year in both volume and revenue with continued traction of the new generation engine platforms in spite of the grounding of the Boeing 737 MAX aircraft at that time. Sales in the first half of fiscal 2020 were reduced with the continued grounding and subsequent production halt of the Boeing 737 MAX aircraft.  Sales in the second half of fiscal 2020 were further severely impacted by the global COVID-19 pandemic causing significant reductions in air travel, which impacted both new plane builds and aftermarket sales.  Sales into the aerospace market were also negatively affected by high inventory levels of metal in the supply chain, which take time to work through the inventory and slow order volume to the Company.  Volume shipped into the aerospace market declined 30.1% in fiscal 2020 compared to the prior year.  Volumes continued to decline in the first quarter of fiscal year 2021 as sales in fiscal year 2021 were 50% of the fiscal year 2019 levels, then began to increase by the end of fiscal 2021.  Growth continued as the number of people flying and announced aircraft build rates significantly increased.  Net sales to the aerospace industry increased over $100 million from fiscal year 2021 to 2022 and an additional $60 million from fiscal year 2022 to 2023. One of the Company’s core focus initiatives was to be compensated for value provided, which contributed to the revenue increase in fiscal 2023 with the average selling price per pound increasing by 14.3% or $4.00 per pound to $31.99 per pound. This contributed to fiscal 2023, being a new Company record year in revenue into the aerospace industry. Single-aisle aircraft build rates and additional increases announced in the industry show significant growth expectations going forward.  Double-aisle build rates are just beginning to increase, which should be a positive contributor to sales into the aerospace market going forward.

The main driver of demand in the chemical processing market is capital spending in the chemical processing sector, driven by end-user demand for housing, automotive, energy and agricultural products. The chemical processing market is sensitive to oil prices, currency fluctuations and fiscal policies as well as world economic conditions and GDP growth. Additional drivers of demand in this market include the increase in North American production of natural gas liquids and the further downstream processing of chemicals that may utilize equipment that requires high-performance alloys. Increased sales to the chemical processing industry in fiscal 2019 were related to improvement in global spending in the chemical processing sector combined with the Company’s initiatives aimed at improving volumes.  Fiscal 2020 and 2021 volume and sales were significantly impacted by the global COVID-19 pandemic. Volume shipped into the chemical processing industry market declined 34.9% in fiscal 2020 compared to the prior year and generally remained at that level across fiscal year 2021. Fiscal year 2022 volumes increased 23.0% combined with a higher value mix driving a 45.2% revenue increase.  Fiscal year 2023 revenue into the chemical processing industry was relatively flat at $92 million in spite of significant mix management as the Company focused more on the higher-value portion of the market vs. the commodity lower-value alloys and applications.  This was evident as volume shipped into the chemical processing industry declined nearly 23% in fiscal 2023 compared to the prior year; however, the average selling price per pound sold increased over $7.00 per pound to $33.51 per pound. The Company expects to continue its focus on high-value alloys and application within this market going forward.

Industrial gas turbines are beneficial in electricity generating facilities due to low capital cost at installation and fewer emissions than traditional fossil fuel-fired facilities.  Sales to the industrial gas turbine market declined in years leading up to fiscal 2019 with significant overcapacity in large-frame turbines primarily used for electrical power generation combined with growth in renewable energy facilities which had taken a toll on demand for large-frame gas turbines.  Sales and volume began to recover in fiscal 2019 and the first half of fiscal 2020.  The recovery included a market share gain for the Company at an original equipment manufacturer which began to gain traction in fiscal 2020.  The global COVID-19 pandemic negatively affected this market; however, sales declines in fiscal 2020 were mitigated by the Company’s market share gains as well as restocking beginning to occur in the supply chain.  Sales declined only 4.7% in fiscal 2020 compared to the prior year, then increased 18.0% in fiscal 2021, 37.6% in fiscal 2022 and 31.3% in fiscal 2023 as the market share gain showed its full impact.  Also expanding sales into this market included traction of a Haynes proprietary alloy into a specific component during the repair, maintenance and overhaul of certain industrial gas turbines. The Company’s strategy includes efforts to further increase market share going forward and promote Haynes proprietary and specialty alloys into this market.

Other markets represent certain traditional businesses of oil and gas, flue-gas desulfurization, automotive and heat treating, as well as new emerging technologies such as ultra-supercritical CO2, next-generation nuclear, fuel cells, solar and other alternative energy applications.  The industries in the other markets category focus on upgrading overall product quality, improving product performance through increased efficiency, prolonging product life and lowering long-term costs. Companies in these industries are looking to achieve these goals through the use of “advanced materials” which support the increased use of high-performance alloys in an expanding number of applications. Sales into the other markets category improved in fiscal 2019.  Sales in fiscal 2020 declined 22.1%, as these markets were significantly impacted by the global COVID-19 pandemic.  Sales in fiscal year 2021 increased 28.8% as the Company strategically sought increased mill volumes especially in the flue-gas desulphurization (FGD) industry to help improve fixed costs absorption challenges in the overall low volume environment in early fiscal year 2021.  In fiscal year 2022, as overall volumes improved, the Company reallocated capacity to higher value markets such as aerospace and de-emphasized certain low-value commodity grade alloys such as those going into the FGD industry. This mix management strategy continued in fiscal 2023 with volumes declining 14.3% in fiscal 2023 compared to fiscal 2022, but revenue increased 12.3% year-over-year due to the average selling price per pound increasing over $10 per pound to $48.35 per pound.  This demonstrated the Company’s focus on higher-valued alloys and applications as well as one of the Company’s core focus initiatives to be compensated for value provided. The Company continues to evaluate new opportunities and applications for its products, particularly in the areas of renewable clean energy sources and other developing technologies relating to environmental and climate change issues.

Other revenue consists primarily of toll conversion, but also includes royalty income, scrap sales and revenue recognized from the TIMET agreement. The demand for toll conversion includes TIMET conversion demand completed on the Company’s four-high Steckel hot rolling mill in Kokomo, Indiana, as well as conversion work completed through LaPorte Custom Metal Processing.  Other revenue demand levels vary year-to-year based upon demand drivers in the respective markets of the Company’s tolling customers.  The global COVID-19 pandemic impacted tolling revenue, particularly revenue from those tolling customers that sell into the aerospace market.  Other revenue in fiscal 2023 increased 14.7% compared to fiscal 2022, helped by the recovery of aerospace market.  In fiscal 2023, other revenue represented 4.5% of net sales.  Other revenue does not include associated shipment pounds because the metal is not owned by the Company.

Valuation of the Pension Plan and the Retiree Healthcare Plan

The actuarial valuation of the U.S. pension and retiree healthcare plans on September 30, 2023 included a favorable increase in the discount rates used to measure the plan liabilities along with continued favorable retiree health care spending.  The U.S. defined benefit pension net liabilities decreased $7.0 million from $20.7 million at the beginning of fiscal 2023 to $13.6 million at September 30, 2023.  The funding percentage of plan assets compared to benefit obligation was 93.7% as of September 30, 2023.  This funding percentage has held relatively steady even through significant market turmoil as the Company had previously implemented a glide path which includes a customized liability driven investment strategy designed to secure this funding percentage.  In addition, the post-retirement health care liability, which is unfunded, declined $11.7 million during fiscal 2023 from $64.0 million at September 30, 2022 to $52.3 million at September 30, 2023 driven by the higher discount rates. These amounts do not include the U.K. pension plan which is a $8.8 million net asset (shown in other assets on the Consolidated Balance Sheets) or two small nonqualified pension plans with a liability of $0.5 million.

Volumes and Pricing

Prior to the pandemic, the Company shipped 20.0 million pounds in fiscal 2019.  Then in the first half of fiscal 2020, volumes were negatively impacted by the grounding and subsequent production halt of the Boeing 737 MAX aircraft. The second half of fiscal 2020 was additionally significantly additionally impacted by the global COVID-19 pandemic, which dramatically lowered volumes for fiscal 2020 to 14.6 million pounds and fiscal 2021 to 14.0 million pounds. Volumes progressively improved during fiscal 2022 to 17.6 million pounds and then in fiscal 2023 to 18.5 million pounds; with the fourth quarter of fiscal 2023 at 4.9 million pounds, a run rate nearing the pre-pandemic levels. Fiscal 2023 was unfavorably impacted in the third quarter by the cyber-security incident described above, which impacted shipping levels.  Revenue was negatively impacted by an estimated $18-$20 million dollars (roughly 0.6 million pounds) as a result of this incident.  The Company expects to make up this shortfall over the next several quarters.

Solid increases in volume and average selling price per pound were achieved in aerospace and industrial gas turbines in fiscal 2023. Fiscal 2023 aerospace volume increased 10.5% along with a 14.3% increase in aerospace average selling price, resulting in a 26.3%, or $60.4 million, aerospace revenue increase compared to the prior year.  This increase was primarily driven by the single-aisle commercial aircraft recovery, with the double-aisle aircraft recovery just beginning. Industrial gas turbine (IGT) volumes were up 19.7% along with a 9.8% increase in the IGT average selling price, resulting in a 31.4%, or $28.9 million, IGT revenue increase compared to the prior year due to market share gains along with higher usage of a Haynes proprietary alloy in a maintenance repair and overhaul application for a certain turbine.  Fiscal 2023 volumes in the chemical processing industry (CPI) decreased 20.8% compared to the prior year; however,  the CPI average selling price per pound increased 26.7%, resulting in flat revenue compared to the prior year. The Company focused on higher-value alloys and applications, with less focus on the commodity lower-value segment of the CPI market.  Similarly, volumes in other markets decreased (11.5)% compared to the prior year; however,  the other markets’ average selling price per pound increased 26.8%, resulting in a 12.3% increase compared to the prior year as a result of similar mix management strategies.

The product average selling price per pound in fiscal 2023 was $30.43, which was a 14.9% increase over the prior fiscal year.  The product average selling price per pound for the fourth quarter of fiscal 2023 was $31.56, which was an increase of 11.5% from the same period last year.  This increase was driven by raw material costs, price increases, and product mix.

Gross Profit Trend Performance

The following tables show net revenue, gross profit and gross profit percentage for fiscal 2022 and fiscal 2023.

	Trend of Gross Profit and Gross Profit Percentage for Fiscal 2022
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$99,430	$117,056	$130,165	$143,810
Gross Profit	17,777	23,413	33,222	31,921
Gross Profit %	17.9%	20.0%	25.5%	22.2%

	Trend of Gross Profit and Gross Profit Percentage for Fiscal 2023
	Quarter Ended
	December 31	March 31	June 30	September 30
Net revenues	$132,673	$152,786	$143,901	$160,596
Gross Profit	23,038	30,878	26,062	29,782
Gross Profit %	17.4%	20.2%	18.1%	18.5%

A significant strategic effort to improve gross margins has occurred over the past few years involving both pricing actions and cost improvements.  This effort was beginning to gain traction with gross profit as a percent of revenue hitting approximately 18% in the months preceding the pandemic.  As a result of this strategy, the Company reduced the volume breakeven point by over 25%.  The Company previously struggled to be profitable at roughly 5.0 million pounds.  Now, with the current product mix, the Company can generate profits at lower volumes as first demonstrated in the third quarter of fiscal 2021, producing a positive net income at only 3.7 million pounds shipped.  As volume continued to rise during fiscal 2022 and fiscal 2023, incremental profitability leverage helped improve gross margins significantly when considering neutral raw material impact.

Rising or falling raw material costs can impact gross margins significantly.  Rising raw material market prices helped expand gross margins in fiscal 2022 especially in the third quarter.  Falling raw material market prices compress gross margins which occurred during fiscal 2023 especially in the first and fourth quarters.

Controllable Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $449.4 million at September 30, 2023, an increase of $71.1 million or 18.8% from $378.3 million at September 30, 2022.  The increase resulted primarily from inventory increasing by $56.5 million during fiscal 2023, accounts receivable increasing by $11.4 million during the same period, and accounts payable and accrued expenses decreasing by $3.2 million during the same period.

Dividends Declared

On November 16, 2023, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The dividend is payable December 15, 2023, to stockholders of record at the close of business on December 1, 2023. The aggregate cash payout based on current shares outstanding will be approximately $2.8 million, or approximately $11.2 million on an annualized basis if current dividend levels are maintained.

Backlog

Set forth below is information relating to the Company’s backlog and the 30-day average nickel price per pound as reported by the London Metals Exchange.

	2019	2020	2021	2022	2023
Consolidated Backlog at Fiscal Quarter End(1) (in millions):
1st quarter	$237.8	$237.6	$145.1	$217.5	$408.2
2nd quarter	253.0	204.7	140.9	280.7	446.7
3rd quarter	254.9	174.6	150.9	338.2	468.1
4th quarter	235.2	153.3	175.3	373.7	460.4

	Year Ended September 30,
	2019	2020	2021	2022	2023
Average nickel price per pound(2)	$8.02	$6.74	$8.80	$10.28	$8.90
(1)

The Company defines backlog to include firm commitments from customers for delivery of product at established prices. There are orders in the backlog at any given time which include prices that are subject to adjustment based on lead times and changes in raw material costs, which can vary but is roughly 65% of the orders.  Historically, approximately 50% of the backlog orders have shipped within six months and approximately 90% have shipped within 12 months. The backlog figures do not typically reflect that portion of the business conducted at service and sales centers on a spot or “just-in-time” basis.

(2)	Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

	Quarter Ended				Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2021	2022	2022	2022	2022	2023	2023	2023
Backlog
Dollars (in thousands)	$217,477	$280,687	$338,178	$373,736	$408,181	$446,749	$468,132	$460,370
Pounds (in thousands)	8,931	10,654	12,125	12,798	13,640	14,177	14,632	14,635
Average selling price per pound	$24.35	$26.35	$27.89	$29.20	$29.93	$31.51	$31.99	$31.46
Average nickel price per pound
London Metals Exchange(1)	$9.10	$15.47	$11.71	$10.28	$13.08	$10.56	$9.61	$8.90
(1)	Represents the average price for a cash buyer as reported by the London Metals Exchange for the 30 days ending on the last day of the period presented.

Backlog has significantly increased due to strong demand.  In response, the Company added production headcount and invested in inventory in order to increase shipping levels and net revenue.  The backlog peaked in the third quarter of fiscal 2023 at $468.1 million, then declined $7.8 million as fourth quarter revenue increased to $160.6 million; the highest quarterly revenue of fiscal 2023.  The Company’s backlog dollars at September 30, 2023 increased compared September 30, 2022 by 23.2% due to a 14.4% increase in backlog pounds combined with a 7.7% increase in backlog average selling price.  The increase in backlog was primarily driven by sales order increases in the industrial gas turbine market and the aerospace market.

Revenues by geographic area

Net revenues in fiscal 2021, 2022 and 2023 were generated primarily by the Company’s U.S. operations. Sales to domestic customers comprised approximately 53%, 57% and 58% of the Company’s net revenues in fiscal 2021, 2022 and 2023, respectively. In addition, the majority of the Company’s operating costs are incurred in the U.S., as all of its manufacturing facilities are located in the U.S. It is expected that net revenues will continue to be highly dependent on the Company’s domestic sales and manufacturing facilities in the U.S.

The Company’s foreign and export sales were approximately $158.6 million, $212.0 million and $245.6 million for fiscal 2021, 2022 and 2023, respectively. Additional information concerning foreign operations and export sales is set forth in Note 13 to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

Quarterly Market Information

	Quarter Ended				Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2021	2022	2022	2022	2022	2023	2023	2023
Net revenues (in thousands)
Aerospace	$48,455	$52,918	$60,981	$67,647	$64,518	$66,612	$77,456	$81,805
Chemical processing	17,450	22,850	24,180	27,185	22,715	28,605	17,696	23,003
Industrial gas turbine	14,598	24,788	23,991	28,501	26,025	32,420	28,073	34,213
Other markets	14,487	9,755	14,518	14,946	14,722	17,550	13,416	14,599
Total product revenue	94,990	110,311	123,670	138,279	127,980	145,187	136,641	153,620
Other revenue	4,440	6,745	6,495	5,531	4,693	7,599	7,260	6,976
Net revenues	$99,430	$117,056	$130,165	$143,810	$132,673	$152,786	$143,901	$160,596
Shipments by markets (in thousands of pounds)
Aerospace	1,864	1,808	2,142	2,402	2,187	1,982	2,376	2,533
Chemical processing	794	870	882	921	786	845	462	653
Industrial gas turbine	799	1,416	1,090	1,242	1,289	1,430	1,311	1,412
Other markets	420	244	427	318	290	410	278	269
Total shipments	3,877	4,338	4,541	4,883	4,552	4,667	4,427	4,867
Average selling price per pound
Aerospace	$26.00	$29.27	$28.47	$28.16	$29.50	$33.61	$32.60	$32.30
Chemical processing	21.98	26.26	27.41	29.52	28.90	33.85	38.30	35.23
Industrial gas turbine	18.27	17.51	22.01	22.95	20.19	22.67	21.41	24.23
Other markets	34.49	39.98	34.00	47.00	50.77	42.80	48.26	54.27
Total average selling price (product only; excluding other revenue)	24.50	25.43	27.23	28.32	28.12	31.11	30.87	31.56
Total average selling price (including other revenue)	25.65	26.98	28.66	29.45	29.15	32.74	32.51	33.00

Results of Operations

This section of this Annual Report on Form 10-K generally discusses fiscal 2023 and fiscal 2022 items and year-to-year comparisons between fiscal 2023 and fiscal 2022. For discussion related to fiscal 2021 items and year-to-year comparisons between fiscal 2022 and fiscal 2021 that are not included in this Annual Report on Form 10-K, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 17, 2022.

Year Ended September 30, 2023 Compared to Year Ended September 30, 2022

($ in thousands, except per share figures)

	Year Ended September 30,				Change
	2022		2023		Amount	%
Net revenues	$490,461	100.0%	$589,956	100.0%	$99,495	20.3%
Cost of sales	384,128	78.3%	480,196	81.4%	96,068	25.0%
Gross profit	106,333	21.7%	109,760	18.6%	3,427	3.2%
Selling, general and administrative expense	47,089	9.6%	48,028	8.1%	939	2.0%
Research and technical expense	3,822	0.8%	4,126	0.7%	304	8.0%
Operating income	55,422	11.3%	57,606	9.8%	2,184	3.9%
Nonoperating retirement benefit expense (income)	(4,655)	(0.9)%	(1,834)	(0.3)%	2,821	(60.6)%
Interest income	(18)	(0.0)%	(56)	(0.0)%	(38)	211.1%
Interest expense	2,481	0.5%	7,594	1.3%	5,113	206.1%
Income before income taxes	57,614	11.7%	51,902	8.8%	(5,712)	(9.9)%
Provision for income taxes	12,527	2.6%	9,927	1.7%	(2,600)	(20.8)%
Net income	$45,087	9.2%	$41,975	7.1%	$(3,112)	(6.9)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

By market

	Year Ended
	September 30,		Change
	2022	2023	Amount	%
Net revenues (dollars in thousands)
Aerospace	$230,001	$290,391	$60,390	26.3%
Chemical processing	91,665	92,019	354	0.4%
Industrial gas turbine	91,878	120,731	28,853	31.4%
Other markets	53,706	60,287	6,581	12.3%
Total product revenue	467,250	563,428	96,178	20.6%
Other revenue	23,211	26,528	3,317	14.3%
Net revenues	$490,461	$589,956	$99,495	20.3%
Pounds by market (in thousands)
Aerospace	8,216	9,078	862	10.5%
Chemical processing	3,467	2,746	(721)	(20.8)%
Industrial gas turbine	4,547	5,442	895	19.7%
Other markets	1,409	1,247	(162)	(11.5)%
Total shipments	17,639	18,513	874	5.0%
Average selling price per pound
Aerospace	$27.99	$31.99	$4.00	14.3%
Chemical processing	26.44	33.51	7.07	26.7%
Industrial gas turbine	20.21	22.19	1.98	9.8%
Other markets	38.12	48.35	10.23	26.8%
Total product (excluding other revenue)	26.49	30.43	3.94	14.9%
Total average selling price (including other revenue)	$27.81	$31.87	$4.06	14.6%

Net Revenues.  Net revenues were $590.0 million in fiscal 2023, an increase of 20.3% from $490.5 million in fiscal 2022 due to average selling price per pound increases in all of our markets and increases in volume in the aerospace and industrial gas turbine markets, partially offset by lower volumes in the chemical processing and other markets.  The product average selling price was $30.43 in fiscal 2023, an increase of 14.9% from $26.49 per pound in fiscal 2022.  The increase in product average selling price per pound in fiscal 2023 largely reflected price increases and other sales factors, which increased average selling price per pound by approximately $3.90, and a change in product mix, which increased average selling prices per pound by approximately $0.46, partially offset by lower market prices of raw materials, which decreased average selling price per pound by approximately $0.42.  The 5.0% increase in pounds sold was due to the demand recovery and strong sales in the industrial gas turbine market, which increased volume sold by 19.7% and the aerospace market which increased volume sold by 10.5%.

The aerospace market has experienced increased demand as inventory throughout the aerospace supply chain continues to be replenished in response to the increase in engine builds. The increase in average selling price per pound in the aerospace market largely reflected price increases and other pricing factors, which increased average selling price per pound by approximately $3.91, and a change in product mix, which increased average selling price per pound by approximately $0.59, partially offset by a decrease in market prices of raw materials, which decreased average selling price per pound by approximately $0.50.

Volume to the chemical processing market in fiscal 2023 was 20.8% lower than fiscal 2022 primarily due to lower special project shipments and the mix-management of product shipments away from lower-value commodity alloys.  The increase in average selling price per pound in the chemical processing market reflected price increases and other sales factors, which increased average selling price per pound by approximately $3.75, a change in product mix, which increased average selling price per pound by approximately $3.08, and higher market prices of raw materials, primarily molybdenum, which increased average selling price per pound by approximately $0.24.

The higher volume to the industrial gas turbine market was a result of overall increased demand in the market.  The increase in average selling price per pound in the industrial gas turbine market reflected price increases and other sales factors, which increased average selling price per pound by approximately $3.41, partially offset by a change in product mix, which decreased average selling price per pound by approximately $1.08 and lower market prices of raw materials, which decreased average selling price per pound by approximately $0.35.

Volume to other markets decreased in fiscal 2023 by 11.5% from fiscal 2022 due to lower shipments into the flue-gas desulfurization markets.  The average selling price per pound increase to other markets reflected price increases and other sales factors, which increased average selling price per pound by approximately $6.29 and a change in product mix, which increased average selling price per pound by approximately $5.38, partially offset by lower market prices of raw materials, which decreased average selling price per pound by $1.44.

Other Revenue.   The increase in other revenue was due primarily to increased sales of conversion services.

Cost of Sales.  Cost of sales as a percentage of revenues in fiscal 2023 was higher than fiscal 2022 due to higher raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices.

Gross Profit.  Gross profit in fiscal 2023 decreased compared to the prior year as gross profit in fiscal 2023 was adversely impacted by higher raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices, which decreased gross profit.  In fiscal 2022, gross profit benefited from lower raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices, which increased gross profit.

Selling, General and Administrative Expense.  The decrease as a percent of net revenues for selling, general and administrative expense was largely driven by the leveraging effect of higher net revenues, as spend in fiscal 2023 of $48.0 million was 2.0% higher than spend in fiscal 2022 of $47.1 million.

Research and Technical Expense.  The decrease as a percent of net revenues for research and technical expense was largely driven by the leverage effect of higher net revenues, as spend in fiscal 2023 of $4.1 million was 8.0% higher than spend in fiscal 2022 of $3.8 million.

Nonoperating retirement benefit expense (income).  The lower benefit recorded in nonoperating retirement benefit was primarily driven by an increase in the discount rate used in the actuarial valuation of the U.S. pension plan liability as of September 30, 2022 that resulted in a higher interest cost component of nonoperating retirement benefit expense (income) in fiscal 2023 when compared to fiscal 2022.   Partially offsetting the higher interest cost was the amortization of the actuarial gains of the U.S. pension plan liability in fiscal 2023.

Interest Expense.  The increase in interest expense in fiscal 2023 as compared to fiscal 2022 was driven by higher borrowings against the revolving line of credit along with higher borrowing rates.

Income Taxes.  The decrease in income tax expense was driven primarily by a difference in income before income taxes of $5.7 million.  Income tax expense in fiscal 2023 as a percentage of income before income taxes was 19.1% as compared to 21.7% in fiscal 2022.  The decrease was largely driven by a change in estimate of taxes owed on income earned in international locations in tax years ended September 30, 2022 and 2023.

Liquidity and Capital Resources

Comparative cash flow analysis (2022 to 2023)

The Company had cash and cash equivalents of $10.7 million as of September 30, 2023, inclusive of $10.8 million that was held by foreign subsidiaries in various currencies, compared to $8.4 million as of September 30, 2022.  Additionally, the Company had $114.8 million of borrowings against the $200.0 million line of credit outstanding with remaining capacity available of $85.2 million as of September 30, 2023, putting total liquidity at $95.9 million.

Net cash used in operating activities during fiscal 2023 was $16.7 million compared to net cash used in operating activities of $79.5 million in fiscal 2022.  The decrease in cash used in operating activities during fiscal 2023 was driven by an increase in inventory of $50.4 million as compared to an increase of $116.8 million during fiscal 2022 and an increase in accounts receivable of $8.2 million as compared to an increase of $42.7 million in fiscal 2022.  This was partially offset by a decrease in accounts payable and accrued expenses of $8.5 million during fiscal 2023 as compared to an increase of $10.7 million in fiscal 2022, a difference of $19.2 million.

Net cash used in investing activities was $16.4 million during fiscal 2023, which was higher than net cash used in investing activities of $15.1 million during fiscal 2022 due to higher additions to property, plant and equipment.

Net cash provided by financing activities was $34.6 million during fiscal 2023, a decrease of $22.0 million from cash provided by financing activities of $56.6 million in fiscal 2022.  This difference was primarily driven by a net borrowing of $40.1 million against the revolving line of credit during fiscal 2023 compared to a net borrowing of $74.7 million in fiscal 2022.  This was partially offset with proceeds from the exercise of stock options of $8.2 million during fiscal 2023 as compared to proceeds from the exercise of stock options of $0.5 million in fiscal 2022 and lower share repurchases of $0.9 million in fiscal 2023 as compared to $7.2 million during fiscal 2022.  Dividends paid of $11.2 million during fiscal 2023 were higher than dividends paid of $11.1 million in fiscal 2022.

Future sources of liquidity

The Company’s sources of liquidity for the next twelve months are expected to consist primarily of cash generated from operations, cash on-hand and borrowings under the U.S. revolving credit facility, the terms of which are described in Note 8 to the Company’s Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K. At September 30, 2023, the Company had cash of $10.7 million, an outstanding balance of $114.8 million on the U.S. revolving credit facility and total remaining borrowing availability against the revolving credit facility of approximately $85.2 million, subject to a borrowing base formula and certain reserves.  Management believes that the resources described above will be sufficient to fund planned capital expenditures, any regular quarterly dividends declared and working capital requirements over the next twelve months.

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

●	Funding operations, including raw material purchases, labor costs, insurance, utilities, equipment maintenance;
●	Capital spending, including for purchases of new plant and equipment;
●	Dividends to stockholders; and
●	Pension and postretirement plan contributions, including an anticipated contribution to the U.S. pension plan of $6 million during fiscal 2024.

Capital investment in fiscal 2023 was $16.4 million, and the capital spending in fiscal 2024 is planned to be between $25.0 million and $35.0 million.

Contractual Obligations

The following table sets forth the Company’s contractual obligations for the periods indicated, as of September 30, 2023.  Management believes cash from operations, cash on hand and borrowings under the Company’s Credit Facility will be sufficient to meet these obligations as they come due.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 years

	(in thousands)
Credit facility(1)	$158,761	$9,256	$18,510	$130,995	$—
Operating lease obligations(2)	4,315	2,285	1,911	119	—
Finance lease obligations(3)	12,656	1,032	2,081	2,100	7,443
Raw material contracts(4)	98,722	82,996	15,726	—	—
Capital projects and other commitments	5,893	5,720	173	—	—
Pension plan(5)	13,622	6,000	7,622	—	—
Non-qualified pension plans	492	95	190	190	17
Other postretirement benefits(6)	52,326	2,844	5,851	5,911	37,720
Environmental post-closure monitoring	355	89	137	129	—
Total	$347,142	$110,317	$52,201	$139,444	$45,180
(1)	As of September 30, 2023, the balance under the revolving credit facility was $114,843 which expires on June 20, 2028 (See Note 8. “Debt” to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K). Additionally, future unused line fees and interest expense are estimated assuming current borrowings on the revolving credit facility and no extension of terms beyond the current maturity date.
(2)	Represents multi-year obligation for all operating leases for certain land and buildings, plant equipment, vehicles, office and computer equipment, including short term lease obligations. Typically, lease obligations on real estate are renewed upon expiration and lease obligations on equipment are replaced with new leases unless the Company makes a decision to purchase new equipment.
(3)	Represents payments for finance lease obligations of real property that are intended to be held for a long time.
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
(5)	The Company has a funding obligation to contribute $13,622 to the domestic pension plan. These payments will be tax deductible. All benefit payments under the domestic pension plan will come from the plan and not the Company.
(6)	Represents expected other postretirement benefits based upon anticipated timing of payments.

Inflation or Deflation

The Company may be favorably or unfavorably impacted by inflation or deflation, resulting in a material impact on its operating results.  The Company attempts to pass onto customers both increases in consumable costs and material costs because of the value-added contribution the material makes to the final product; however, the Company may not be able to successfully offset a rapid increase in raw material costs with adjustments to customer selling prices.  In the event of raw material price declines, the Company’s customers may delay order placement, resulting in lower volumes. In the event of raw material price increases that the Company is unable to pass on to its customers, the Company’s cash flows or results of operations could be materially adversely affected.

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

The Company’s accounting policies are more fully described in Note 2 in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K. The Company has identified certain critical accounting policies, which are described below. The following listing of policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Pension and Postretirement Benefits

The Company has defined benefit pension and postretirement plans covering many of its current and former employees. Significant elements in determining the assets or liabilities and related income or expense for these plans are the expected return on plan assets (if any), the discount rate used to value future payment streams, expected trends in health care costs and other actuarial assumptions. Annually, the Company evaluates the significant assumptions to be used to value its pension and postretirement plan assets and liabilities based on current market conditions and expectations of future costs. If actual results are less favorable than those projected by management, additional expense may be required in future periods.

The selection of the U.S. pension plan’s assumption for the expected long-term rate of return on plan assets is based upon the U.S. Pension plan’s target allocation.  The return on assets is based on fair value of the plan assets and their investment allocation at the beginning of the fiscal year. The Company also realizes that historical performance is no guarantee of future performance.

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

Decreases in discount rates used to value future payment streams will result in higher liabilities for pension and postretirement plans. A decrease of 25 basis points would result in $5.4 million higher liability for the U.S. pension plan and $1.7 million higher liability for the postretirement plan. This increase in liability would also increase the accumulated other comprehensive loss that would be amortized as higher pension and postretirement expense over an amortization period of approximately 5.6 and 11.0 years, respectively.

Salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the U.S. pension plan; however, they are eligible for an enhanced matching program of the defined contribution plan (the Company’s 401(k) plan). Effective December 31, 2007, the U.S. pension plan was amended to freeze benefits for all non-union employees in the U.S. Effective September 30, 2009, the U.K. pension plan was amended to freeze benefits for employees in that plan.

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

In the process of completing an assessment of the need for a valuation allowance, we make judgments and estimates with respect to future operating results, feasible tax planning strategies, timing of the reversal of deferred tax assets and current market and industry factors.  In order to determine the effective tax rate to apply to interim periods, estimates and judgments are made (by taxable jurisdiction) as to the amount of taxable income that may be generated, the availability of deductions and credits expected and the availability of net operating loss carryforwards or other tax attributes to offset taxable income.

The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income.  A change in our effective tax rate by 1% would have had an impact of approximately $0.5 million to Net income for fiscal September 30, 2023.

Recently Issued Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part II, Item 8 in this Annual Report on Form 10-K for information regarding New Accounting Standards.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates, the price of raw materials, particularly nickel and cobalt, as well as the costs of supplies.

Changes in interest rates affect the Company’s interest expense on variable rate debt. All of the Company’s revolving credit facility availability was at a variable rate at September 30, 2022 and 2023. The Company’s outstanding variable rate debt was $74.7 million at September 30, 2022 and $114.8 million at September 30, 2023.  The Company has not entered into any derivative instruments to hedge the effects of changes in interest rates.

Foreign currency exchange risk exists primarily because the Company’s foreign subsidiaries maintain receivables and payables denominated in currencies other than their functional currency. Foreign currency forward contracts are entered into as a means to partially offset the impact of cash transactions occurring at the foreign affiliates in currencies other than the entities’ functional currency.  The U.S. operations transact their foreign sales in U.S. dollars, thereby avoiding fluctuations in foreign exchange rates. The Company was not party to any currency contracts as of September 30, 2023.

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

Item 8.  Financial Statements and Supplementary Data

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Haynes International, Inc. and Subsidiaries as of September 30, 2022 and 2023 and for the years ended September 30, 2021, September 30, 2022 and September 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Haynes International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Haynes International, Inc. and subsidiaries (the "Company") as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

U.S. Pension and Postretirement Plans – Discount Rate - Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company has a defined benefit pension plan (“pension”) and postretirement health care benefits (“OPEB”) in the U.S. covering most of its current and former employees.  As of September 30, 2023, the pension projected benefit obligation was $217.4 million and the OPEB projected benefit obligation was $52.3 million. The actuarial determination of the pension and OPEB projected benefit obligations on an annual basis requires management to make significant assumptions related to the selection of the discount rates used in the calculation of the net present value of future pension and OPEB benefits. The Company establishes the discount rates assumption for the U.S. pension and OPEB plans utilizing the FTSE Pension Discount Curve and projected benefit payments.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rates for the U.S. pension and OPEB plans selected by management included the following, among others:

●	We tested the effectiveness of internal controls over the valuation of the U.S. pension and OPEB projected benefit obligations, including management's control over selection of the discount rates.
●	With the assistance of our actuarial specialists:

o	We evaluated the methodology utilized to select the discount rates for conformity with applicable accounting guidance.
o	We tested the source information underlying the determination of the discount rates, including the methodology used to construct the yield curve and the mathematical accuracy of the calculation.
o	We evaluated the reasonableness of the Company’s selection and use of the external published yield curve used by management to determine the discount rates.

/s/ Deloitte & Touche LLP

Indianapolis, IN

November 16, 2023

We have served as the Company's auditor since fiscal year 1998.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	September 30,
	2022	2023
ASSETS
Current assets:
Cash and cash equivalents	$8,440	$10,723
Accounts receivable, less allowance for credit losses of $428 and $459 at September 30, 2022 and September 30, 2023, respectively	94,912	106,292
Inventories	357,556	414,077
Income taxes receivable	—	2,372
Other current assets	3,514	5,702
Total current assets	464,422	539,166
Property, plant and equipment, net	142,772	142,540
Deferred income taxes	5,680	3,608
Other assets	9,723	10,523
Goodwill	4,789	4,789
Other intangible assets, net	4,909	5,655
Total assets	$632,295	$706,281
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,886	$52,812
Accrued expenses	19,294	18,201
Income taxes payable	828	336
Accrued pension and postretirement benefits	3,371	2,940
Deferred revenue—current portion	2,500	2,500
Total current liabilities	80,879	76,789
Revolving credit facilities - Long-term	74,721	114,843
Long-term obligations (less current portion)	7,848	7,448
Deferred revenue (less current portion)	7,829	5,329
Deferred income taxes	3,103	3,686
Operating lease liabilities	576	362
Accrued pension benefits (less current portion)	21,090	14,019
Accrued postretirement benefits (less current portion)	60,761	49,481
Total liabilities	256,807	271,957
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized, 12,854,773 and 13,124,401 shares issued and 12,479,741 and 12,731,661 shares outstanding at September 30, 2022 and September 30, 2023, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Additional paid-in capital	266,193	277,713
Accumulated earnings	135,040	165,825
Treasury stock, 375,032 shares at September 30, 2022 and 392,740 shares at September 30, 2023	(14,666)	(15,600)
Accumulated other comprehensive income (loss)	(11,092)	6,373
Total stockholders’ equity	375,488	434,324
Total liabilities and stockholders’ equity	$632,295	$706,281

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2021	2022	2023
Net revenues	$337,661	$490,461	$589,956
Cost of sales	297,931	384,128	480,196
Gross profit	39,730	106,333	109,760
Selling, general and administrative expense	43,470	47,089	48,028
Research and technical expense	3,403	3,822	4,126
Operating income (loss)	(7,143)	55,422	57,606
Nonoperating retirement benefit expense (income)	1,470	(4,655)	(1,834)
Interest income	(16)	(18)	(56)
Interest expense	1,186	2,481	7,594
Income (loss) before income taxes	(9,783)	57,614	51,902
Provision for (benefit from) income taxes	(1,100)	12,527	9,927
Net income (loss)	$(8,683)	$45,087	$41,975
Net income (loss) per share:
Basic	$(0.71)	$3.62	$3.31
Diluted	$(0.71)	$3.57	$3.26
Weighted Average Common Shares Outstanding
Basic	12,500	12,346	12,567
Diluted	12,500	12,506	12,780

Dividends declared per common share	$0.88	$0.88	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2021	2022	2023
Net income (loss)	$(8,683)	$45,087	$41,975
Other comprehensive income (loss), net of tax:
Pension and postretirement	59,006	13,066	10,736
Foreign currency translation adjustment	3,254	(11,817)	6,729
Other comprehensive income (loss)	62,260	1,249	17,465
Comprehensive income	$53,577	$46,336	$59,440

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance October 1, 2020	12,622,371	$13	$257,583	$120,943	$(2,437)	$(74,601)	$301,501
Net income (loss)				(8,683)			(8,683)
Dividends paid ($0.88 per share)				(11,245)			(11,245)
Other comprehensive income						62,260	62,260
Issue restricted stock (less forfeitures)	76,498						—
Purchase of treasury stock	(136,729)				(4,986)		(4,986)
Stock compensation			4,474				4,474
Balance September 30, 2021	12,562,140	$13	$262,057	$101,015	$(7,423)	$(12,341)	$343,321
Net income				45,087			45,087
Dividends paid ($0.88 per share)				(11,062)			(11,062)
Other comprehensive income						1,249	1,249
Exercise of stock options	14,558		537				537
Issue restricted stock (less forfeitures)	82,437						—
Purchase of treasury stock	(179,394)				(7,243)		(7,243)
Stock compensation			3,599				3,599
Balance September 30, 2022	12,479,741	$13	$266,193	$135,040	$(14,666)	$(11,092)	$375,488
Net income				41,975			41,975
Dividends paid and accrued ($0.88 per share)				(11,190)			(11,190)
Other comprehensive income						17,465	17,465
Exercise of stock options	218,576		8,230				8,230
Issue restricted stock (less forfeitures)	51,052						—
Purchase of treasury stock	(17,708)				(934)		(934)
Stock compensation			3,290				3,290
Balance September 30, 2023	12,731,661	$13	$277,713	$165,825	$(15,600)	$6,373	$434,324

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2021	2022	2023
Cash flows from operating activities:
Net income (loss)	$(8,683)	$45,087	$41,975
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	19,100	18,289	17,996
Amortization	467	780	579
Pension and post-retirement expense - U.S. and U.K.	8,100	1,898	2,243
Change in long-term obligations	9	(136)	(108)
Stock compensation expense	4,474	3,599	3,290
Deferred revenue	(2,500)	(2,500)	(2,500)
Deferred income taxes	(2,436)	6,442	(608)
Loss on disposition of property	173	18	498
Change in assets and liabilities:
Accounts receivable	(6,159)	(42,710)	(8,159)
Inventories	(777)	(116,780)	(50,440)
Other assets	(4,926)	3,464	(3,106)
Accounts payable and accrued expenses	33,869	10,696	(8,465)
Income taxes	2,859	1,780	(2,848)
Accrued pension and postretirement benefits	(20,305)	(9,408)	(7,064)
Net cash provided by (used in) operating activities	23,265	(79,481)	(16,717)
Cash flows from investing activities:
Additions to property, plant and equipment	(5,949)	(15,114)	(16,397)
Net cash used in investing activities	(5,949)	(15,114)	(16,397)
Cash flows from financing activities:
Revolving credit facility borrowings	—	115,528	156,856
Revolving credit facility repayments	—	(40,807)	(116,734)
Dividends paid	(11,175)	(11,072)	(11,192)
Proceeds from exercise of stock options	—	537	8,230
Payment for purchase of treasury stock	(4,986)	(7,243)	(934)
Payment for debt issuance cost	(997)	(103)	(1,325)
Payments on long-term obligations	(285)	(278)	(315)
Net cash provided by (used in) financing activities	(17,443)	56,562	34,586
Effect of exchange rates on cash	615	(1,253)	811
Increase (decrease) in cash and cash equivalents:	488	(39,286)	2,283
Cash and cash equivalents:
Beginning of period	47,238	47,726	8,440
End of period	$47,726	$8,440	$10,723
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$855	$1,206	$6,810
Income taxes paid, net	$(1,580)	$3,671	$13,202
Capital expenditures incurred but not yet paid	$666	$242	$1,442
Dividends declared but not yet paid	$210	$199	$198

The accompanying notes are an integral part of these consolidated financial statements.

HAYNES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data and as otherwise noted)

Note 1.  Background and Organization

Description of Business

Haynes International, Inc. (“Haynes”, “the Company”, “we”, “our” or “us”) is one of the world’s largest developers, producers, and distributors of technologically advanced high-performance nickel- and cobalt-based alloys.  The Company’s products, which are sold primarily into the aerospace, chemical processing and industrial gas turbine industries, consist of high-temperature resistant alloys, or “HTA” products, and corrosion-resistant alloys, or “CRA” products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and waste treatment. Haynes high-performance alloy sales in sheet, coil and plate forms, in the aggregate, represented approximately 64% of net product revenues in fiscal 2023. The Company also produces its products as seamless and welded tubulars, which represented approximately 12% of fiscal 2023 net product revenues and in wire form, which represented approximately 6% of fiscal 2023 net product revenues, and in slab, bar and billet forms, which, in the aggregate, represented approximately 18% of fiscal 2023 net product revenues.

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

COVID-19 Pandemic

COVID-19 related disruptions negatively impacted the Company’s financial and operating results in fiscal 2021.  In particular, the pandemic negatively impacted the aerospace supply chain; however, markets other than aerospace were also depressed during that time period.

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

The Company maintains allowances for credit losses for estimated losses resulting from the inability of its customers to make required payments. The Company markets its products to a diverse customer base, both in the United States of America and overseas. Trade credit is extended based upon the Company’s evaluation of each customer’s ability to perform its obligation, which is updated periodically.

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

The Company had goodwill, trademarks, customer relationships and other intangibles as of September 30, 2023. As the customer relationships have a definite life, they are amortized over fifteen years. The Company reviews customer relationships for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and as of August 31 for trademarks (the annual impairment testing dates), or more frequently if impairment indicators exist. If the carrying value of the trademarks exceeds the fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment. The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment was recognized in the years ended September 30, 2021, 2022 or 2023 because the fair value exceeded the carrying values in each of those years.

During fiscal 2021, 2022 and 2023, there were no changes in the carrying amount of goodwill.

Amortization of the customer relationships and other intangibles was $467, $780 and $579 for the years ended September 30, 2021, 2022 and 2023, respectively. The following represents a summary of intangible assets at September 30, 2022 and 2023:

	Gross	Accumulated	Carrying
September 30, 2022	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(1,128)	972
Other	1,100	(963)	137
	$7,000	$(2,091)	$4,909

	Gross	Accumulated	Carrying
September 30, 2023	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(1,257)	843
Other	1,080	(68)	1,012
	$6,980	$(1,325)	$5,655

Estimated future Aggregate Amortization Expense:
Year Ending September 30,
2024	$396
2025	393
2026	390
2027	318
2028	113
Thereafter	245

G.	Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost with depreciation calculated primarily by using the straight-line method based on estimated economic useful lives, which are generally as follows:

Buildings and improvements			40	years
Machinery and equipment	5	—	14	years
Land improvements			20	years

Expenditures for maintenance and repairs and minor renewals are charged to expense; major renewals are capitalized. Upon the retirement or sale of assets, the cost of the disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

The Company records capitalized interest for long-term construction projects to capture the cost of capital committed prior to the placed in service date as a part of the historical cost of acquiring the asset. Interest is not capitalized when the balance on the revolver is zero.

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The reviews are conducted at the lowest identifiable level of cash flows for the identified asset group.  Recoverability of the asset group is measured by a comparison of the carrying amount of the asset group to the undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset group. No impairment was recognized during the years ended September 30, 2021, 2022 or 2023.

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

The Company has defined benefit pension and postretirement plans covering most of its current and former employees. Significant elements in determining the assets or liabilities and related income or expense for these plans are the expected return on plan assets, the discount rate used to value future payment streams, expected trends in health care costs and other actuarial assumptions. Annually, the Company evaluates the significant assumptions to be used to value its pension and postretirement plan assets and liabilities based on current market conditions and expectations of future costs. If actual results are less favorable than those projected by management, additional expense may be required in future periods. Salaried employees hired after December 31, 2005 and hourly employees hired after June 30, 2007 are not covered by the pension plan; however, they are eligible for an enhanced matching program under the Company’s defined contribution plan (its 401(k) plan). Effective December 31, 2007, the U.S. pension plan was amended to freeze benefits for all non-union employees in the U.S. Effective September 30, 2009, the U.K. pension plan was amended to freeze benefits for all employees in the plan. Effective January 1, 2007, a plan amendment of the postretirement medical plan capped the Company’s liability related to retiree health care costs at $5,000 annually.  Effective October 1, 2009, the U.S. postretirement medical plan was closed for all non-union employees.

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

Research and technical costs related to the development of new products and processes are expensed as incurred. Research and technical costs for the fiscal years ended September 30, 2021, 2022 and 2023 were $3,403, $3,822 and $4,126, respectively.

L.	Income Taxes

The Company accounts for deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. A valuation allowance is required if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether or not a valuation allowance is needed is based upon an evaluation of both positive and negative evidence. In its evaluation of the need for a valuation allowance, the Company utilizes prudent and feasible tax planning strategies. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income. The Company records uncertain tax positions on the basis of a two-step process whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority (See Note 7, Income Taxes).

M.	Stock-based Compensation

As described in Note 12, the Company has incentive compensation plans that provide for the issuance of restricted stock, restricted stock units, performance shares, stock options and stock appreciation rights to key employees and non-employee directors.  To date, the Company has only issued restricted stock, performance shares and stock options.  The stock-based compensation grants typically have a vesting period before the employee or director can take receipt of the stock or becomes eligible to exercises stock options.  Employees and directors earn and receive dividends from the restricted stock during this vesting period and accumulated dividends related to performance shares are paid to the employees at the time that the shares are received by the employee after the end of the vesting period.  The Company recognizes compensation expense under the fair-value based method as a component of operating expenses.

N.	Financial Instruments and Concentrations of Risk

The Company may periodically enter into forward currency exchange contracts to minimize the variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. At September 30, 2022 and 2023, the Company had no foreign currency exchange contracts outstanding.  To date, all foreign currency contracts have been settled prior to the end of the month in which they were initiated.

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At September 30, 2023, and periodically throughout fiscal 2023, the Company maintained cash balances in excess of federally insured limits. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relatively short maturity of these instruments.

During fiscal 2021, 2022 and 2023, the Company did not have sales to any group of affiliated customers that were greater than 10% of net revenues. The Company generally does not require collateral with the exception of letters of credit with certain foreign sales. Credit losses amounted to $74, $171 and $286 in fiscal 2021, 2022 and 2023, respectively.  The Company does not believe it is significantly vulnerable to the risk of near-term severe impact from business concentrations with respect to customers, suppliers, products, markets or geographic areas.

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

Basic and diluted net income per share were computed as follows:

	Years ended September 30,
(in thousands, except share and per share data)	2021	2022	2023
Numerator: Basic and Diluted
Net income (loss)	$(8,683)	$45,087	$41,975
Dividends	(11,245)	(11,062)	(11,190)
Undistributed income (loss)	(19,928)	34,025	30,785
Percentage allocated to common shares (a)	100.0%	99.0%	99.2%
Undistributed income (loss) allocated to common shares	(19,928)	33,699	30,544
Dividends paid on common shares outstanding	11,098	10,955	11,103
Net income (loss) available to common shares	(8,830)	44,654	41,647
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,499,609	12,346,025	12,566,843
Adjustment for dilutive potential common shares	—	159,475	213,435
Weighted average shares outstanding - Diluted	12,499,609	12,505,500	12,780,278

Basic net income (loss) per share	$(0.71)	$3.62	$3.31
Diluted net income (loss) per share	$(0.71)	$3.57	$3.26

Number of stock option shares excluded as their effect would be anti-dilutive	385,548	261,228	206,096
Number of restricted stock shares excluded as their effect would be anti-dilutive	165,794	50,415	41,809
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	30,529	2,791	6,052
Number of performance share awards excluded as their effect would be anti-dilutive	76,266	46,693	41,210

(a) Percentage allocated to common shares - weighted average
Common shares outstanding	12,499,609	12,346,025	12,566,843
Unvested participating shares	—	119,549	98,992
	12,499,609	12,465,574	12,665,835

Q.	Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848).  This update provides optional expedients to ease the potential burden of accounting for the effects of reference rate reform as it pertains to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued.  These amendments were effective immediately and may be applied prospectively to modifications made or relationships entered into or evaluated on or before December 31, 2022.  This standard did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company may occasionally have customer agreements involving production and shipment of goods that would require revenue to be recognized over time due to there being no alternative use for the product without significant economic loss and an enforceable right to payment including a normal profit margin from the customer in the event of contract termination.  As of September 30, 2022 and September 30, 2023, the Company did not have any customer agreements that would require revenue to be recorded over time.

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

The customer agreement with TIMET (See Note 15) includes the performance obligation to provide conversion services for up to ten million pounds of titanium metal annually over a 20-year period which ends in fiscal 2027.  The transaction price under this contract included a $50,000 up-front fee as well as conversion service fees based upon the fulfillment of conversion services requested at the option of TIMET.  The $50,000 fee is allocated to the obligation to provide manufacturing capacity over time and, therefore, is recognized in income on a straight-line basis over the 20-year term of that agreement.  The fees for conversion services are based on quantity of service and are recognized as revenue at the time the service is performed.

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

Amounts billed to customers for shipping and handling activities to fulfill the Company’s promise to transfer the goods are included in revenues and costs incurred by the Company for the delivery of goods are classified as cost of sales in the consolidated statements of operations. Shipping terms may vary for products shipped outside the United States depending on the mode of transportation, the country where the material is shipped and any agreements made with the customers.

Contract Balances

As of September 30, 2022 and September 30, 2023, accounts receivable with customers were $95,340 and $106,751, respectively.  Allowance for credit losses as of September 30, 2022 and September 30, 2023 were $428 and

$459, respectively, and are presented within accounts receivable, less allowance for credit losses on the Consolidated Balance Sheets.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2022 and September 30, 2023, no contract liabilities have been recorded except for $10,329 and $7,829, respectively, for the TIMET agreement and $700 and $810 for accrued product returns, respectively.

Practical Expedients

The Company has elected to use the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied within one year or less.  Aside from the TIMET agreement, the Company did not have any remaining performance obligations in excess of one year or any contracts that it did not have the right to invoice as of September 30, 2023.  The Company does not adjust for the time value of money as the majority of its contracts have an original expected duration of one year or less; contracts that are greater than one year are related to net revenues that are constrained until the subsequent sales occur.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the fiscal years ended September 30, 2021, 2022 and 2023.

	Year Ended
	September 30,
	2021	2022	2023
Net revenues (dollars in thousands)
Aerospace	$128,072	$230,001	$290,391
Chemical processing	63,147	91,665	92,019
Industrial gas turbine	66,772	91,878	120,731
Other markets	58,090	53,706	60,287
Total product revenue	316,081	467,250	563,428
Other revenue	21,580	23,211	26,528
Net revenues	$337,661	$490,461	$589,956

See Note 13 for revenue disaggregated by geography and product group.

Note 4.  Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories is determined using the FIFO method. The following is a summary of the major classes of inventories:

	September 30,	September 30,
	2022	2023
Raw Materials	$31,887	$42,602
Work-in-process	226,572	229,120
Finished Goods	97,657	140,756
Other	1,440	1,599
	$357,556	$414,077

Note 5.  Property, Plant and Equipment

The following is a summary of the major classes of property, plant and equipment:

	September 30,
	2022	2023
Land and land improvements	$10,158	$10,418
Buildings and improvements	45,872	46,931
Machinery and equipment	313,841	321,676
Construction in process	8,756	16,704
	378,627	395,729
Less accumulated depreciation	(235,855)	(253,189)
	$142,772	$142,540

As of September 30, 2022 and 2023, the Company had $132 and $131, respectively, of assets under a finance lease for equipment related to the service center operation in Shanghai, China.  Additionally, the Company had $5,643 and $5,230 of assets under finance leases for two buildings at the LaPorte, Indiana service center as of September 30, 2022 and 2023, respectively.

Note 6.  Accrued Expenses

The following is a summary of the major classes of accrued expenses:

	September 30,
	2022	2023
Employee compensation	$7,734	$8,329
Taxes, other than income taxes	2,897	2,900
Accrued product returns	700	810
Utilities	1,383	1,171
Professional fees	966	428
Finance lease obligation, current	265	302
Management incentive compensation	3,609	2,289
Other	1,740	1,972
	$19,294	$18,201

Note 7.  Income Taxes

The components of income (loss) before provision for income taxes and the provision for income taxes are as follows:

	Year Ended September 30,
	2021	2022	2023
Income (loss) before income taxes:
U.S.	$(11,417)	$38,864	$37,538
Foreign	1,634	18,750	14,364
Total	$(9,783)	$57,614	$51,902
Provision for (benefit from) income taxes:
Current:
U.S. Federal	$741	$2,031	$7,366
Foreign	349	3,302	2,741
State	228	639	490
Total	1,318	5,972	10,597
Deferred:
U.S. Federal	(2,986)	5,931	(1,509)
Foreign	470	120	459
State	(317)	(300)	25
Valuation allowance	415	804	355
Total	(2,418)	6,555	(670)
Total provision for (benefit from) income taxes	$(1,100)	$12,527	$9,927

The provision for income taxes applicable to results of operations differed from the U.S. federal statutory rate as follows:

	Year Ended September 30,
	2021	2022	2023
Statutory federal tax rate	21.00%	21.00%	21.00%
Tax provision for income taxes at the statutory rate	$(2,054)	$12,099	$10,899
Foreign tax rate differentials	(59)	(307)	102
Provision for state taxes, net of federal taxes	(84)	974	822
U.S. tax on distributed and undistributed earnings of foreign subsidiaries	198	984	54
Foreign derived intangible income deduction	—	(966)	(693)
Tax credits	(691)	(702)	(724)
Federal and state tax rate change impact on deferred tax asset	790	(206)	81
Change in valuation allowance	415	804	355
Stock compensation	138	191	46
Other, net	247	(344)	(1,015)
Provision for (benefit from) income taxes at effective tax rate	$(1,100)	$12,527	$9,927
Effective tax rate	11.2%	21.7%	19.1%

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

During fiscal 2023, the Company’s effective tax rate was lower than the federal statutory rate primarily due to a change in estimate on U.S. taxes owed on foreign income.

Deferred tax assets (liabilities) are comprised of the following:

	September 30,
	2022	2023
Deferred tax assets:
Pension and postretirement benefits	$16,802	$12,045
TIMET Agreement	2,396	1,801
Inventories	3,225	4,341
Accrued compensation and benefits	2,096	1,451
Accrued expenses and other	2,600	2,526
Tax attributes	5,625	5,596
Other assets	250	1,077
Valuation allowance	(4,695)	(5,052)
Total deferred tax assets	$28,299	$23,785
Deferred tax liabilities:
Property, plant and equipment, net	$(24,081)	$(22,056)
Intangible and other	(1,414)	(1,511)
Other liabilities	(227)	(296)
Total deferred tax liabilities	$(25,722)	$(23,863)

Net deferred tax assets (liabilities)	$2,577	$(78)

As of September 30, 2023 the Company had state tax net operating loss carryforwards of $7,254, tax credits of $5,832 and foreign net operating loss carryforwards of $1,984.  Certain state tax attributes and other tax credit attributes begin to expire in 2026 and 2024, respectively.  The Company has recorded a valuation allowance against the foreign net operating loss carryforwards of $445 and federal and state tax credits of $4,607 because management does not believe that it is more likely than not that the amounts will be realized.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $83,063 at September 30, 2023. The Company considers most of those earnings reinvested indefinitely and, accordingly, aside from the one-time transition tax associated with the Tax Cuts and Jobs Act, no additional provision for U.S. income taxes has been provided. For the Company’s foreign subsidiary in the U.K., Haynes International Ltd, as of September 30, 2023, the Company considers this subsidiary’s earnings to be reinvested indefinitely except to the extent there is previously taxed earnings and profit (PTEP), in which case, the Company might decide to repatriate cash via a dividend to the U.S.  If such funds were to be repatriated, there could be minor currency gains/losses that would be subject to tax and any distribution could also be subject to applicable non-U.S. income and withholding taxes.

As of September 30, 2023, the Company was open to examination in the U.S. for the 2019 through 2023 tax years and in various foreign jurisdictions from 2018 through 2023. The Company is also open to examination in various states in the U.S., none of which were individually material.

As of September 30, 2022 and 2023, the Company had no uncertain tax positions.

Note 8.  Debt

U.S. revolving credit facility

On June 20, 2023, the Company and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) entered into Amendment No. 3 to Credit Agreement (the “Amendment”), which amended that certain Credit Agreement, dated October 19, 2020 (as amended by that certain Amendment No. 1 to Credit Agreement dated August 30, 2022, by that certain Increase Joinder Regarding Incremental Revolving Commitments and Amendment

No. 2 to Credit Agreement dated October 7, 2022 and by the Amendment, the “Credit Agreement”).  The Amendment increased the maximum amount available for revolving loans under the credit facility to $200,000, subject to a borrowing base and certain reserves.

As of September 30, 2023, the amounts borrowed by the Company under the Credit Agreement totaled $114,843 which is classified as long-term on the Consolidated Balance Sheet.  Borrowings under the Credit Agreement bear interest at the Company’s option, at either the Prime Rate (as defined in the Credit Agreement), plus 1.00% - 1.50% per annum, or the adjusted daily simple SOFR (as defined in the Credit Agreement) used by the Lenders (as defined in the Credit Agreement), plus 2.00% - 2.50% per annum.  The Amendment also extended the maturity date of the Credit Agreement to June 20, 2028.

The Company must pay monthly, in arrears, a commitment fee of 0.375% per annum on the unused amount of the revolving credit facility total commitment.  For letters of credit, the Company must pay a fronting fee of 0.125% per annum as well as customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than the greater of (i) 15.0% of the maximum credit revolving loan amount and (ii) $25,000. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. The Company may pay quarterly cash dividends up to $3,500 per fiscal quarter so long as the Company is not in default under the Credit Agreement and the related Security Agreement (as defined in the Credit Agreement).  As of September 30, 2023, the Company was in compliance with the covenants of the Credit Agreement.

Borrowings under the Credit Agreement are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to TIMET to secure the performance of the Company’s obligations under its Conversion Services Agreement with TIMET (see Note 15). Borrowings under the Credit Agreement are also secured by a pledge of a 100% equity interest in each of the Company’s direct foreign subsidiaries.

The Company’s U.K. subsidiary (Haynes International Ltd.) has an overdraft facility of 1,333 Pounds Sterling ($1,633), all of which was available on September 30, 2023. The Company’s French subsidiary (Haynes International, S.A.R.L.) has an overdraft banking facility of 240 Euro ($254), all of which was available on September 30, 2023.  The Company’s Swiss subsidiary (Haynes International AG) has an overdraft banking facility of 1,200 Swiss Francs ($1,315), all of which was available on September 30, 2023.

Note 9.  Pension Plan and Retirement Benefits

Defined Contribution Plans

The Company sponsors a defined contribution plan (its 401(k) plan) for substantially all U.S. employees. The Company contributes an amount equal to 50% of an employee’s contribution to the plan up to a maximum contribution of 3% of the employee’s salary, except for all salaried employees and certain hourly employees (those hired after June 30, 2007 that are not eligible for the U.S. pension plan). For salary earned through June 30, 2023, the Company contributed an amount equal to 60% of an employee’s contribution to the plan up to a maximum contribution of 6% of the employee’s salary for these groups. Beginning on July 1, 2023, the Company contributes an annual amount equal to 60% of an employee’s contribution to the plan up to a maximum contribution of 8% of the employee’s salary for these groups.  Expenses associated with this plan for the years ended September 30, 2021, 2022 and 2023 totaled $1,748, $2,016 and $2,352, respectively.

The Company sponsors certain profit sharing plans for the benefit of employees meeting certain eligibility requirements. There were no contributions to these plans for the years ended September 30, 2021, 2022 and 2023.

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

The Company has non-qualified pensions for a few former executives of the Company. Non-qualified pension plan expense for the years ended September 30, 2021, 2022 and 2023 was $37, $3 and $57, respectively. Accrued liabilities in the amount of $530 and $492 for these benefits are included in accrued pension and postretirement benefits liability at September 30, 2022 and 2023, respectively.

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

The Company made contributions of $21,000, $6,000, and $6,000 to fund its domestic Company-sponsored pension plan for the years ended September 30, 2021, 2022 and 2023, respectively. The Company’s U.K. subsidiary made contributions of $0 for each of the years ended September 30, 2021, 2022 and 2023, respectively, to the U.K. pension plan.

The Company uses a September 30 measurement date for its plans. As of the September 30, 2023 measurement date, the projected benefit obligation for the U.S pension plan and the U.K. pension plan was $217,393 and $7,397, respectively.  The status of employee pension benefit plans and other postretirement benefit plans is summarized below:

	Defined Benefit		Postretirement
	Pension Plans		Health Care Benefits
	Year Ended		Year Ended
	September 30,		September 30,
	2022	2023	2022	2023
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$315,466	$231,275	$82,964	$64,037
Service cost	4,728	2,689	1,825	1,389
Interest cost	7,936	11,548	2,234	3,199
Actuarial (gains) losses	(81,225)	(5,236)	(20,343)	(14,171)
Benefits paid	(15,223)	(14,615)	(2,643)	(2,128)
Administrative expenses	(407)	(871)	—	—
Projected benefit obligation at end of year	$231,275	$224,790	$64,037	$52,326
Change in Plan Assets:
Fair value of plan assets at beginning of year	$297,703	$218,321	$—	$—
Actual return on assets	(69,752)	11,136	—	—
Employer contributions	6,000	6,000	2,643	2,128
Benefits paid	(15,223)	(14,615)	(2,643)	(2,128)
Administrative expenses	(407)	(871)	—	—
Fair value of plan assets at end of year	$218,321	$219,971	$—	$—
Funded Status of Plan:
Unfunded status	$(12,954)	$(4,819)	$(64,037)	$(52,326)

The actuarial gains incurred during the fiscal years ended September 30, 2022 and 2023 for the Defined Benefit Pension Plans were driven by an increase in the discount rate applied against future expected benefit payments which resulted in a decrease in the defined benefit obligation.

The actuarial gains incurred during the fiscal years ended September 30, 2022 and 2023, for the Postretirement Health Care Plan were primarily driven by an increase in the discount rate applied against future expected health care benefit payments, which resulted in a decrease in the defined benefit obligation.

Amounts recognized in the consolidated balance sheets are as follows:

	Defined Benefit		Postretirement		Non-Qualified		All Plans
	Pension Plans		Health Care Benefits		Pension Plans		Combined
	September 30,		September 30,		September 30,		September 30,
	2022	2023	2022	2023	2022	2023	2022	2023
Accrued pension and postretirement benefits:
Current	$—	$—	$(3,276)	$(2,845)	$(95)	$(95)	$(3,371)	$(2,940)
Non-current	(12,954)	(4,819)	(60,761)	(49,481)	(435)	(397)	(74,150)	(54,697)
Accrued pension and postretirement benefits	$(12,954)	$(4,819)	$(64,037)	$(52,326)	$(530)	$(492)	$(77,521)	$(57,637)
Accumulated other comprehensive (income) loss:
Net (income) loss	22,496	20,663	(30,807)	(42,699)	—	—	(8,311)	(22,036)
Prior service cost	1,365	1,130	—	—	—	—	1,365	1,130
Total accumulated other comprehensive (income) loss	$23,861	$21,793	$(30,807)	$(42,699)	$—	$—	$(6,946)	$(20,906)

The non-current portion of the defined benefit pension plan portion of accrued pension and postretirement benefits amounted to $12,954 and $4,819 in fiscal 2022 and 2023, respectively.  These amounts included the U.K. pension plan net pension asset of $7,702 and $8,803, respectively, which was included in Other assets on the Consolidated Balance Sheets as well as the U.S. pension plan accrued pension liability of $20,655 and $13,622, respectively, which were recorded in accrued pension benefit (less current portion) on the Consolidated Balance Sheet.

The accumulated benefit obligation for the pension plans was $227,915 and $216,287 at September 30, 2022 and 2023, respectively.

The cost of the Company’s postretirement benefits is accrued over the years that employees provide service to the date of their full eligibility for such benefits. The Company’s policy is to fund the cost of claims on an annual basis.

The components of net periodic pension cost and postretirement health care benefit cost are as follows:

	Defined Benefit Pension Plans
	Year Ended September 30,
	2021	2022	2023
Service cost	$5,628	$4,728	$2,689
Interest cost	7,481	7,936	11,548
Expected return on assets	(16,356)	(14,818)	(14,570)
Amortization of prior service cost	239	233	236
Recognized actuarial loss	7,721	—	31
Net periodic cost	$4,713	$(1,921)	$(66)

	Postretirement
	Health Care Benefits
	Year Ended September 30,
	2021	2022	2023
Service cost	$1,095	$1,825	$1,389
Interest cost	2,292	2,234	3,199
Recognized actuarial loss	—	(240)	(2,279)
Net periodic cost	$3,387	$3,819	$2,309

Assumptions

A 5.0% annual rate of increase for the costs of covered health care benefits for ages under 65 and a 5.0% annual rate of increase for ages over 65 were assumed for 2022 and increased to 7.0% for the under 65 and over 65 age groups in 2023, 6.5% in 2024, 6.0% in 2025, 5.5% in 2026 and 5.0% in the years thereafter.

The actuarial present value of the projected pension benefit obligation and postretirement health care benefit obligation for the plans at September 30, 2022 and 2023 were determined based on the following assumptions:

	September 30,	September 30,
	2022	2023
Discount rate (postretirement health care)(1)	5.13%	5.63%
Discount rate (U.S. pension plan)(1)	5.13%	5.63%
Discount rate (U.K. pension plan)	5.90%	5.70%
Rate of compensation increase (U.S. pension plan only)	2.50%	3.50%

(1)	The discount rate for the postretirement health care plan and the U.S. pension plan are derived using the FTSE Pension Discount Curve and projected benefit payments.

	Defined Benefit
	Pension and
	Postretirement Health
	Care Plans
	Year Ended
	September 30,
	2021	2022	2023
Discount rate (postretirement health care plan)	2.50%	2.75%	5.13%
Discount rate (U.S. pension plan)	2.25%	2.63%	5.13%
Discount rate (U.K. pension plan)	1.50%	2.00%	5.90%
Expected return on plan assets (U.S. pension plan)	7.25%	5.25%	6.88%
Expected return on plan assets (U.K. pension plan)	2.00%	3.00%	5.50%
Rate of compensation increase (U.S. pension plan only)	2.50%	2.50%	2.50%

Plan Assets and Investment Strategy

The Company’s pension plan assets by level within the fair value hierarchy at September 30, 2022 and 2023 are presented in the table below. The pension plan assets were accounted for at fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Investments in U.S and International equities, and Fixed Income securities are held in mutual funds and common / collective funds which are valued using net asset value (NAV) provided by the administrator of the fund, and individual fixed income securities which consists of Level 1 and Level 2 assets.   As of September 30, 2023, the fixed

income portfolio consisted of 301 issuances of fixed income securities from 238 issuers.  For more information on a description of the fair value hierarchy, see Note 16.

	September 30, 2022
	Level 1
	Active	Level 2
	Markets for	Other
	Identical	Observable
	Assets	Inputs	NAV	Total
U.S. Pension Plan Assets:
U.S. corporate and government bonds	$15,926	$158,582	$—	$174,508
U.S. common stock mutual funds	—	$—	$16,471	16,471
Common /collective funds
Bonds	—	—	—	—
Short-term money market	—	—	—	—
U.S. common stock	—	—	6,847	6,847
International equity	—	—	5,390	5,390
Total U.S.	$15,926	$158,582	$28,708	$203,216
U.K. Plan Assets:
Equities	$—	$—	$5,135	$5,135
Bonds	—	—	8,006	8,006
Other	—	—	1,964	1,964
Total U.K.	$—	$—	$15,105	$15,105
Total pension plan assets	$15,926	$158,582	$43,813	$218,321

	September 30, 2023
	Level 1
	Active	Level 2
	Markets for	Other
	Identical	Observable
	Assets	Inputs	NAV	Total
U.S. Pension Plan Assets:
U.S. corporate and government bonds	$26,647	$154,686	$—	$181,333
U.S. common stock mutual funds	—	—	17,900	17,900
International equity	—	—	4,538	4,538
Total U.S.	$26,647	$154,686	$22,438	$203,771
U.K. Plan Assets:
Bonds	—	—	10,692	10,692
Short-term money market	5,508	—	—	5,508
Total U.K.	$5,508	$—	$10,692	$16,200
Total pension plan assets	$32,155	$154,686	$33,130	$219,971

The primary financial objectives of the plans are to maintain asset funding as a percentage of the benefit obligations.  The U.S. pension plan utilized a customized liability driven investment (LDI) strategy, which is designed to match the risk and duration of the fixed income assets in the portfolio with that of the obligation.

It is the policy of the U.S. pension plan to invest assets with an allocation to equities as shown below based on a matrix which determines the allocation between equities and fixed income based on the funding percentage of the plan. The balance of the assets is maintained in fixed income investments, and in cash holdings, to the extent permitted by the plan documents.

Target asset classes as a percent of total assets as of September 30, 2023:

Asset Class	Target(1)
Equity	11%
Fixed Income	89%
Real Estate and Other	—%
(1)	The Company adjusts the target allocation based on the fair value of pension assets as a percentage of the projected pension obligation.

In choosing the assumption for the expected long-term rate of return on U.S. pension plan assets, the Company takes into account the plan’s target asset allocation as well as capital market assumptions relating to the asset classes. The Company believes that its assumption regarding the long-term rate of return on plan assets is reasonable, and comparable to the asset return assumptions of other companies, given the target allocation of the plan assets. Note that over very long historical periods, the realized return on plan assets has met or exceeded the expected rate of return. Also note that in recognition of the variability of future market returns, it is reasonable to consider a modest range around the expected future return, and there exists the potential for the use of a lower, or higher, expected rate of return in the future.

The U.K. pension plan assets follow a more conservative investment objective due to the higher funding status of the plan.

Contributions and Benefit Payments

The Company has not yet determined the amounts to contribute to its domestic pension plans, domestic other postretirement benefit plans and the U.K. pension plan in fiscal 2024.

Pension and postretirement health care benefits, which include expected future service, are expected to be paid out of the respective plans as follows:

		Postretirement
Fiscal Year Ending September 30	Pension	Health Care
2024	$16,001	$3,988
2025	16,308	4,021
2026	16,623	4,124
2027	16,953	4,063
2028	17,002	4,101
2029 - 2033 (in total)	86,225	21,333

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

As of September 30, 2023, the Company has accrued $355 for post-closure monitoring and maintenance activities, of which $266 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at September 30, 2023.

Expected maturities of post-closure monitoring and maintenance activities (discounted)
Year Ending September 30,
2025	$62
2026	60
2027	63
2028	65
2029 and thereafter	16
$266

Note 11.  Stockholder’s Equity

Dividends

During fiscal years 2021, 2022, and 2023, the Company paid dividends of $11,175, $11,072 and $11,192, respectively.

Treasury Stock

Treasury stock activity for fiscal years 2021, 2022 and 2023 was as follows:

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2021	2022	2023
Number of shares at beginning of year	58,909	195,638	375,032
Repurchases of common stock to satisfy employee payroll taxes	23,751	37,002	17,708
Repurchases of common stock from share repurchase plan	112,978	142,392	—
Number of shares at end of year	195,638	375,032	392,740

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

During fiscal 2021, the Company repurchased 112,978 shares at an average price per share of $37.57 with an aggregate purchase price of $4,245 under a Rule 10b5-1 agreement and in fiscal 2022, the Company repurchased 142,392 shares at an average price per share of $40.09 with an aggregate purchase price of $5,709 under the 10b5-1 agreement.

The Company repurchased 17,708 shares in fiscal 2023 with an aggregate purchase price of $934 in order to satisfy payroll taxes related to employee stock-based compensation plans.

Note 12.  Stock-based Compensation

Restricted Stock Plan

On March 1, 2016, the Company adopted the 2016 Incentive Compensation Plan which provided for grants of restricted stock, restricted stock units and performance shares, among other awards.  Up to 275,000 shares of restricted stock, restricted stock units and performance shares could be granted in the aggregate under this plan.  Following the adoption of the 2016 Incentive Compensation Plan, the Company ceased granting awards from its 2009 restricted stock plan, although awards remain outstanding thereunder.  On January 24, 2020, the Company adopted the 2020 Incentive Compensation Plan which provides for grants of restricted stock, restricted stock units and performance shares, among other awards.  Up to 250,000 shares of restricted stock, restricted stock units and performance shares were authorized to be granted in the aggregate under this plan. On February 25, 2022, the 2020 Incentive Compensation Plan was amended to allow for an aggregate of 575,000 authorized shares of restricted stock, restricted stock units and performance shares to be granted under this plan.  Following the adoption of the 2020 Incentive Compensation Plan, the Company ceased granting awards from the 2016 Incentive Compensation Plan, although awards remain outstanding thereunder.

Grants of restricted stock are comprised of shares of the Company’s common stock subject to transfer restrictions, which vest in accordance with the terms and conditions established by the Compensation Committee. The Compensation Committee may set vesting requirements based on the achievement of specific performance goals or the passage of time. Employees and directors earn and receive dividends from the restricted stock during this vesting period.

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

The following table summarizes the activity under the 2016 Incentive Compensation Plan and the 2020 Incentive Compensation Plan with respect to restricted stock for the year ended September 30, 2023:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2022	96,536	$33.23
Granted	30,159	$49.23
Forfeited / Canceled	(510)	$30.11
Vested	(36,342)	$36.82
Unvested at September 30, 2023	89,843	$37.17
Expected to vest	89,843	$37.17

Compensation expense related to restricted stock for the years ended September 30, 2021, 2022 and 2023 was $2,024, $1,474, and $1,257, respectively. The remaining unrecognized compensation expense related to restricted stock at September 30, 2023 was $1,451, to be recognized over a weighted average period of 1.17 years. During fiscal 2023, the Company repurchased 17,708 shares of stock from employees at an average purchase price of $52.72 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

On November 20, 2017, the Company adopted a deferred compensation plan that allows directors and officers the option to defer receipt of cash and stock compensation.  Beginning in fiscal 2018, the Company has granted shares of restricted stock from the 2016 Incentive Compensation Plans and 2020 Incentive Compensation Plans with respect to which elections have been made by certain individuals to defer receipt to a future period.  Such shares vest in accordance with the parameters of the 2016 Incentive Compensation Plan and the 2020 Incentive Compensation Plan, as applicable; however, receipt of the shares and any corresponding dividends are deferred until the end of the deferral period.  In the event the deferred shares are forfeited prior to the vesting date, deferred dividends pertaining to those shares will also be forfeited.  During the deferral period, the participants who elected to defer shares will not have voting rights with respect to those shares.

The following table summarizes the activity under the 2016 Incentive Compensation Plan and the 2020 Incentive Compensation Plan with respect to deferred restricted stock for the year ended September 30, 2023.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2022	3,801	$44.07
Granted	8,974	$49.19
Vested and deferred	(3,801)	$44.07
Unvested and deferred at September 30, 2023	8,974	$49.19
Vested and deferred at September 30, 2023	21,351	$31.32

Compensation expense related to deferred restricted stock for the years ended September 30, 2021, 2022 and 2023 was $188, $168 and $378, respectively.  The remaining unrecognized compensation expense related to restricted stock at September 30, 2023 was $91, to be recognized over a weighted average period of 0.21 years.

Performance Shares

In November 2020, the Company granted to certain employees a target numbers of performance shares under the 2016 Incentive Compensation Plan.  The number of performance shares that will ultimately be earned, as well as the number of shares that will be distributed in settling those earned performance shares, if any, will not be determined until

the end of the performance period.   Performance shares earned will depend on the calculated total stockholder return of the Company at the end of the three-year period commencing from the beginning of the fiscal year in which the award was granted as compared to the total stockholder return of the Company’s peer group, as defined by the Compensation Committee for this purpose.  The fair value of the performance shares is estimated as of the date of the grant using a Monte Carlo simulation model.

The following table summarizes the activity under the 2016 Incentive Compensation Plan and 2020 Incentive Compensation Plan with respect to performance shares for the year ended September 30, 2023.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2022	76,420	$41.37
Granted	19,555	$69.39
Vested	(25,226)	$42.83
Forfeited / Canceled	—	$0.00
Unvested at September 30, 2023	70,749	$48.60

Compensation expense related to the performance shares for the years ended September 30, 2021, 2022 and 2023 was $1,082, $1,021 and $1,224, respectively.  The remaining unrecognized compensation expense related to performance shares at September 30, 2023 was $1,376, to be recognized over a weighted average period of 1.53 years.

Stock Option Plans

The Company’s 2020 Incentive Compensation Plan and its previous stock option plans authorize, or formerly authorized, the granting of non-qualified stock options and stock appreciation rights to certain key employees and non-employee directors for the purchase of shares of the Company’s common stock.  For the 2020 Incentive Compensation Plan, the maximum number of shares that may be granted subject to options was originally 350,000, which number was subsequently amended on February 25, 2022 and increased to 400,000.  Following the adoption of the 2020 Incentive Compensation Plan, the Company ceased granting awards from its previous incentive compensation plans, although awards remain outstanding from previous plans.  Each plan provides for the adjustment of the maximum number of shares for which options may be granted in the event of a stock split, extraordinary dividend or distribution or similar recapitalization event. Unless the Compensation Committee determines otherwise, options are exercisable for a period of ten years from the date of grant and vest 33 1/3% per year over three years from the grant date.   The amount of compensation expense recognized in the financial statements is measured based upon the grant date fair value.

The Company has elected to use the Black-Scholes option pricing model to estimate fair value, which incorporates various assumptions including volatility, expected life, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards.  The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant. The following assumptions were used for grants during fiscal 2021, 2022 and 2023:

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
June 16, 2023	$20.82	1.70%	3.91%	48%	5	years
February 7, 2023	$22.70	1.65%	3.81%	51%	5	years
November 22, 2022	$20.52	1.80%	3.97%	51%	5	years
November 23, 2021	$15.02	2.00%	1.22%	45%	5	years
November 24, 2020	$5.91	3.89%	0.39%	43%	5	years

The stock-based employee compensation expense for stock options for the years ended September 30, 2021, 2022 and 2023 was $1,180, $937 and $650, respectively. The remaining unrecognized compensation expense at September 30, 2023 was $686, to be recognized over a weighted average vesting period of 1.08 years.

The following table summarizes the activity under the stock option plans for the year ended September 30, 2023:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2022	697,220		$34.75
Granted	32,985		$49.08
Exercised	(218,576)		$37.90
Forfeited/Surrendered	(13,081)		$47.96
Outstanding at September 30, 2023	498,548	$6,346	$33.96	6.26	yrs.
Vested or expected to vest	479,274	$6,046	$34.07	6.20	yrs.
Exercisable at September 30, 2023	399,672	$5,313	$33.23	5.80	yrs.

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

	Year Ended September 30,
	2021	2022	2023
Net Revenue by Geography:
United States	$179,127	$278,473	$344,381
Europe	85,555	116,599	135,403
China	30,668	33,910	27,097
Other	42,311	61,479	83,075
Net Revenues	$337,661	$490,461	$589,956
Net Revenue by Product Group:
High-temperature resistant alloys	$253,246	$387,464	$501,463
Corrosive-resistant alloys	84,415	102,997	88,493
Net revenues	$337,661	$490,461	$589,956

	September 30,
	2022	2023
Long-lived Assets by Geography
United States	$135,698	$134,596
Europe	6,921	7,799
China	153	145
Total long-lived assets	$142,772	$142,540

Note 14.  Valuation and Qualifying Accounts

	Balance at	Charges		Balance at
	Beginning	(credits) to		End of
	of Period	Expense	Deductions(1)	Period
Allowance for credit losses:
September 30, 2021	545	74	(66)	553
September 30, 2022	553	171	(296)	428
September 30, 2023	428	286	(255)	459
(1)	Uncollectible accounts written off net of recoveries.

Note 15.  Deferred Revenue

On November 17, 2006, the Company entered into a 20-year agreement to provide conversion services to Titanium Metals Corporation (TIMET) for up to 10 million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the term of the agreement (20 years) at prices established by the terms of the agreement. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity. In addition to the volume commitment, the Company has granted TIMET a first priority security interest in its four-high Steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements. The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium hot-rolling conversion services to any entity other than TIMET for the term of the Conversion Services Agreement. The Conversion Services Agreement contains certain default provisions which could result in contract termination and damages, including liquidated damages of $25,000 and the Company being required to return the unearned portion of the up-front fee. The Company considered each provision and the likelihood of the occurrence of a default that would result in liquidated damages. Based on the nature of the events that could trigger the liquidated damages clause, and the availability of the cure periods set forth in the agreement, the Company determined and continues to believe that none of these circumstances are reasonably likely to occur. Therefore, events resulting in liquidated damages have not been factored in as a reduction to the amount of revenue recognized over the life of the contract. The cash received of $50,000 is recognized in income on a straight-line basis over the 20-year term of the Conversion Services Agreement. If an event of default occurred and was not cured within any applicable grace period, the Company would recognize the impact of the liquidated damages in the period of default and re-evaluate revenue recognition under the Conversion Services Agreement for future periods. The portion of the up-front fee not recognized in income is shown as deferred revenue on the Consolidated Balance Sheets.

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

Fixed income securities are held as individual bonds and are valued as either level 1 assets as they are quoted in active markets or level 2 assets.  U.S. and International equities, and Other Investments held in the Company’s pension plan are held as individual bonds or in mutual funds and common / collective funds which are valued using net asset value (NAV) provided by the administrator of the fund.  The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding.  These investments are not classified in the fair value hierarchy in accordance with guidance included in ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

The fair value of Cash and Cash Equivalents is determined using Level 1 information.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and 2023:

	September 30, 2022 Fair Value Measurements
	at Reporting Date Using:
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Pension plan assets	$15,926	$158,582	$—	$43,813	$218,321
Total fair value	$15,926	$158,582	$—	$43,813	$218,321

	September 30, 2023 Fair Value Measurements
	at Reporting Date Using:
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Pension plan assets	$32,155	$154,686	$—	$33,130	$219,971
Total fair value	$32,155	$154,686	$—	$33,130	$219,971

The Company had no other financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2022 or 2023.

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

Comprehensive Income (Loss)

	Year Ended September 30,
	2021			2022			2023
	Pre-tax	Tax	Net	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income (loss)			$(8,683)			$45,087			$41,975
Other comprehensive income (loss):
Pension and postretirement:
Net gain (loss) arising during period	$68,941	(16,044)	52,897	$16,991	(3,924)	13,067	$16,008	(3,700)	12,308
Amortization of prior service cost	228	(52)	176	239	(56)	183	233	(55)	178
Amortization of (gain) loss	7,735	(1,802)	5,933	(240)	56	(184)	(2,279)	529	(1,750)
Foreign currency translation adjustment	3,254	—	3,254	(11,817)	—	(11,817)	6,729	—	6,729
Other comprehensive income (loss)	$80,158	$(17,898)	62,260	$5,173	$(3,924)	1,249	$20,691	$(3,226)	17,465
Total comprehensive income (loss)			$53,577			$46,336			$59,440

Accumulated Other Comprehensive Income (Loss)

	Year Ended September 30, 2022
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2021	$(14,791)	$9,017	$(6,567)	$(12,341)
Other comprehensive income (loss) before reclassifications	(2,557)	15,624	(11,817)	1,250
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	239	—	—	239
Actuarial losses (1)	—	(240)	—	(240)
Tax benefit	(56)	56	—	—
Net current-period other comprehensive income (loss)	(2,374)	15,440	(11,817)	1,249
Accumulated other comprehensive income (loss) as of September 30, 2022	$(17,165)	$24,457	$(18,384)	$(11,092)

	Year Ended September 30, 2023
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2022	$(17,165)	$24,457	$(18,384)	$(11,092)
Other comprehensive income (loss) before reclassifications	1,401	10,907	6,729	19,037
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	233	—	—	233
Actuarial losses (1)	—	(2,279)	—	(2,279)
Tax benefit	(55)	529	—	474
Net current-period other comprehensive income (loss)	1,579	9,157	6,729	17,465
Accumulated other comprehensive income (loss) as of September 30, 2023	$(15,586)	$33,614	$(11,655)	$6,373

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 18. Long-term Obligations

The following table sets for the components of Long-term obligations as of September 30, 2022 and 2023.

	September 30,	September 30,
	2022	2023
Finance lease obligations	$7,384	$7,118
Environmental post-closure monitoring and maintenance activities	407	355
Long-term disability	210	189
Deferred dividends	199	198
Less amounts due within one year	(352)	(412)
Long-term obligations (less current portion)	$7,848	$7,448

Note 19. Leases

On October 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842).  This guidance requires that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right-of-use asset and a lease liability.  The Company adopted the provisions of ASU 2016-02 in the first quarter of fiscal 2020 using the modified retrospective transition method, which did not require the Company to adjust comparative periods.  The Company’s right-of-use assets (“ROU”) and lease liabilities are recognized on the lease commencement date in an amount that represents the present value of future lease payments.  ROU assets are included in Other assets, and the related lease obligation is included in Operating lease liabilities on the Consolidated Balance Sheets.

Nature of the Leases

The Company has operating and finance leases for buildings, equipment (e.g. trucks and forklifts), vehicles, and computer equipment. Leasing arrangements require fixed payments and also include an amount that is probable to be owed under residual value guarantees, if applicable. Some lease payments also include payments related to purchase or termination options when the lessee is reasonably certain to exercise the option or is not reasonably certain not to exercise the option, respectively.  The leases have remaining terms of 1 to 15 years.

For all leases with an initial expected term of more than 12 months, the Company recorded, at the adoption date of ASC 842 or lease commencement date for leases entered into after the adoption date, a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and an ROU asset, which is an asset that represents the lessee’s right to use, or to control the use of, a specified asset for the lease term. The Company utilizes its collateralized incremental borrowing rate commensurate to the lease term as the discount rate for its leases, unless the Company can specifically determine the lessor’s implicit rate.

On January 1, 2015, the Company entered into a finance lease agreement for the building that houses the assets and operations of LaPorte Custom Metal Processing (LCMP).  The leased asset and obligation are recorded at the present value of the minimum lease payments.  The asset is included in Property, plant and equipment, net on the Consolidated Balance Sheets and is depreciated over the 20-year lease term.  The long term component of the finance lease obligation is included in Long-term obligations.

The Company entered into a 20-year “build-to-suit” lease for a building that houses the assets and operations of the service center located in LaPorte, Indiana that was relocated from Lebanon, Indiana.  During the first quarter of fiscal 2017, the Company took occupancy of the building.  The Company retained substantially all of the construction risk and was deemed to be the owner of the facility for accounting purposes, even though it is not the legal owner.  Construction costs incurred relative to the buildout of the facility of approximately $4,100 are included in Property, plant and equipment, net on the Consolidated Balance Sheets and depreciated over the 20-year lease term.  The Company accounts for the related build-to-suit liability as a financing obligation.

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

The following table sets forth the components of the Company’s lease cost for the years ended September 30, 2022 and 2023.

	September 30,	September 30,
	2022	2023
Finance lease cost:
Amortization of ROU asset	$430	$430
Interest on lease liabilities	784	759
Total finance lease cost	$1,214	$1,189

Operating lease cost	$1,100	$1,173

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	784	759
Operating cash flows from operating leases	1,100	1,173
Financing cash flows from finance leases	228	265
Total cash paid for amounts included in measurement of lease liabilities	$2,112	$2,197

Lease costs associated with short term leases are not material.

The following table sets forth the Company’s ROU assets and lease liabilities as of September 30, 2022 and 2023.

	September 30,	September 30,
	2022	2023
Finance lease assets (included in Property, plant and equipment, net)	$5,643	$5,230
Operating ROU lease assets (included in Other assets)	$1,085	$1,067

Finance lease liabilities
Accrued expenses	$265	$302
Long-term obligations (less current portion)	7,119	6,816
Total Finance lease liabilities	$7,384	$7,118
Operating lease liabilities	$1,085	$1,067

Operating lease payments due within one year are recorded in Accrued expenses on the Consolidated Balance Sheets.

	September 30,	September 30,
	2022	2023
Weighted average lease term (Years)
Finance leases	13.1	12.1
Operating leases	3.0	2.0
Weighted average discount rate
Finance leases	10.32%	10.32%
Operating leases	5.25%	5.84%

The following is a table of future minimum lease payments during each fiscal year under operating and finance leases and the present value of the net minimum lease payments as of September 30, 2023.

	Finance	Operating
Future minimum lease payments	Leases	Leases
2024	$1,032	$718
2025	1,037	276
2026	1,044	126
2027	1,049	62
2028	1,050	—
Thereafter	7,357	—
Total minimum lease payments	12,569	1,182
Less: amount representing interest	(5,451)	(115)
Present value of net minimum lease payments	$7,118	$1,067

Note 20. Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts with the purpose of reducing income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contacts as hedges; therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of September 30, 2021, 2022 and 2023, there are no contracts that remain unsettled.  As a result, there is no impact to the balance sheet as of September 30, 2022 or September 30, 2023.  Foreign exchange contract gains and losses are recorded within Selling, General and Administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2021	2022	2023
Foreign currency transactional gain (loss)	$(42)	$4,393	$(2,538)
Foreign exchange forward contract gain (loss)	(532)	(6,066)	1,403
Net gain (loss) included in selling, general and administrative expense	$(574)	$(1,673)	$(1,135)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, including to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of The Treadway Commission (2013). Based on the Company’s assessment, management has concluded that, as of September 30, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

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

The Company’s effectiveness of internal control over financial reporting as of September 30, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included in Part II, Item 8 in this Annual Report on Form 10-K.

Michael L. Shor President & Chief Executive Officer November 16, 2023	Daniel W. Maudlin Vice President of Finance and Chief Financial Officer November 16, 2023

Item 9B.  Other Information

During the fourth quarter of fiscal 2023, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1c of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in the SEC rules..

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information included under the caption “Business—Information about our Executive Officers” in Part I, Item 1 in this Annual Report on Form 10-K, and under the captions “Election of Directors”, “Corporate Governance—Code of Ethics”, “Corporate Governance—Corporate Governance Committee and Director Nominations”, “Corporate Governance—Board Committee Structure”, “Corporate Governance—Family Relationships” and “Corporate Governance—Independence of the Board of Directors and Committee Members” in the Proxy Statement to be issued in connection with the 2024 meeting of the Company’s stockholders is incorporated herein by reference.

Item 11.  Executive Compensation

The information included under the captions “Executive Compensation”, “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance—Director Compensation Program” in the Proxy Statement to be issued in connection with the 2024 meeting of the Company’s stockholders is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement to be issued in connection with the 2024 meeting of the Company’s stockholders is incorporated herein by reference in response to this item. For additional information regarding the Company’s incentive compensation plans, see Note 12 in the Notes to Consolidated Financial Statements in Part II, Item 8 in this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table provides information as of September 30, 2023 regarding shares of the Company’s common stock issuable pursuant to its stock option and restricted stock plans:

Number of securities
remaining available
for future
	Number of		issuance under
	securities to		equity
	be issued upon	Weighted-average	compensation
	exercise	exercise price of	plans (excluding
	of outstanding	outstanding	securities reflected
	options,	options,	in the
Plan Category	warrants and rights	warrants and rights	second column)
Equity compensation plans approved by security holders(1)	498,548	$33.96	497,394	(2)
(1)	For a description of the Company’s equity compensation plans, see Note 12 to the Consolidated Financial Statements in Part II, Item 8 in this Annual Report on Form 10-K. The Company has no equity compensation pursuant to which awards may be granted in the future that have not been approved by its stockholders.
(2)	Includes shares (i) 183,120 shares of stock options or stock appreciation rights and (ii) 314,274 shares of restricted stock, restricted stock units, performance shares or performance units.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Corporate Governance—Independence of Board of Directors and Committee Members” and under “Conflict of Interest and Related Person Transactions” in the Proxy Statement to be

issued in connection with the 2024 meeting of the Company’s stockholders is incorporated herein by reference in response to this item.

Item 14.  Principal Accountant Fees and Services

The information included under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement to be issued in connection with the 2024 meeting of the Company’s stockholders is incorporated herein by reference in response to this item.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report.
1.	Financial Statements:

The Consolidated Financial Statements of Haynes International, Inc. and its subsidiaries are set forth under Part II, Item 8 in this Annual Report on Form 10-K.

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

3.1	Amended and Restated By-laws of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to the Haynes International, Inc. Current Report on Form 8-K filed October 5, 2023).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.01 to the Haynes International, Inc. Quarterly Report on Form 10-Q filed February 8, 2010).
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Haynes International, Inc. Annual Report on Form 10-K filed November 18, 2021).
10.1+

Form of Termination Benefits Agreements by and between Haynes International, Inc. and certain of its employees, conformed to give effect to all amendments thereto through September 30, 2011 (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Annual Report on Form 10-K filed November 17, 2011).

10.2+

Form of Director Indemnification Agreement between Haynes International, Inc. and certain of its directors named in the schedule to the Exhibit (incorporated by reference to Exhibit 10.21 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

10.3

Conversion Services Agreement by and between the Haynes International, Inc. and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.22 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194). Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

10.4

Access and Security Agreement by and between the Haynes International, Inc. and Titanium Metals Corporation, dated November 17, 2006 (incorporated by reference to Exhibit 10.23 to the Haynes International, Inc. Registration Statement on Form S-1, Registration No. 333-140194).

10.5+	Summary of 2023 Management Incentive Plan (incorporated by reference to Item 5.02 of the Haynes International, Inc. Form 8-K filed December 19, 2022).
10.6+	Haynes International, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Current Report on Form 8-K filed March 7, 2016).

Exhibit Number	Description
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

10.11+

Form of Indemnification Agreement between the Haynes International, Inc. and certain of its officers (incorporated by reference to Exhibit 10.24 to the Haynes International, Inc. Annual Report on Form 10K filed November 15, 2018).

10.12+

Executive Employment Agreement, effective as of September 1, 2018, by and between the Haynes International, Inc. and Michael L. Shor (incorporated by reference to Exhibit 10.25 to the Haynes International, Inc. Annual Report on Form 10-K filed November 15, 2018).

10.13+

Amendment No. 1 to Executive Employment  Agreement  between Haynes International, Inc. and Michael L. Shor (incorporated by reference to Exhibit 99.1 to the Haynes International, Inc. Current Report on Form 8-K filed January 13, 2022).

10.14+

Form of Amendment No 1 to Termination Benefits Agreements by and  between Haynes International, Inc. and its Named Executive Officers (incorporated by reference to Exhibit 99.2 to the Haynes International, Inc. Current Report on Form 8-K filed January 13, 2022)

10.15+	Haynes International, Inc. 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Haynes International, Inc. Current Report on Form 8-K filed February 27, 2020).
10.16+

Amendment No. 1 to Haynes International, Inc. 2020 Incentive Compensation Plan (incorporated by reference to Appendix A to the Haynes International, Inc. Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders filed January 21, 2022).

10.17+

Form of Restricted Stock Award Agreement between Haynes International, Inc. and certain of its directors, issued pursuant to the Haynes International, Inc. 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to the Haynes International, Inc. Annual Report on Form 10-K filed November 18, 2021).

10.18+

Form of Performance Share Award Agreement between Haynes International, Inc. and certain of its officers, issued pursuant to the Haynes International, Inc. 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to the Haynes International, Inc. Annual Report on Form 10-K filed November 18, 2021).

10.19+

Form of Non-Qualified Stock Option Agreement between Haynes International, Inc. and certain of its officers, issued pursuant to the Haynes International, Inc. 202 Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to the Haynes International, Inc. Annual Report on Form 10-K filed November 18, 2021).

10.20+

Form of Restricted Stock Award Agreement between Haynes International, Inc. and certain of its officers and other employees, issued pursuant to the Haynes International, Inc. 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.21 to the Haynes International, Inc. Annual Report on Form 10-K filed November 18, 2021).

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

Exhibit Number		Description
10.23

Amendment No. 2 to the Credit Agreement, dated as of October 7, 2022, by and among Haynes International, Inc., LaPorte Custom Metal Processing, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Current Report on Form 8-K filed October 11, 2022).

10.24

Amendment No. 3 to the Credit Agreement, dated as of June 20, 2023, by and among Haynes International, Inc., LaPorte Custom Metal Processing, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Current Report on Form 8-K filed June 23, 2023).

21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Haynes International, Inc. Annual Report on Form 10-K filed November 15, 2018).
23.1*		Consent of Deloitte & Touche LLP.
31.1*		Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2*		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**		Section 1350 Certifications
97*		Haynes International, Inc. Clawback Policy
101*

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders Equity; (v) the Consolidated Statements of Cash Flows; (vi) related notes; and (vii) the information set forth under “Item 9B, Other Information.”

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

Haynes International, Inc.

By:	/s/ Michael L. Shor Michael L. Shor President and Chief Executive Officer Date: November 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael L. Shor Michael L. Shor	President and Chief Executive Officer; Director (Principal Executive Officer)	November 16, 2023

/s/ Daniel W. Maudlin Daniel W. Maudlin	Vice President of Finance and Chief Financial Officer (Principal Financial Officer)	November 16, 2023

/s/ David S. Van Bibber David S. Van Bibber	Controller and Chief Accounting Officer (Principal Accounting Officer)	November 16, 2023

/s/ Robert H. Getz Robert H. Getz	Chairman of the Board, Director	November 16, 2023

/s/ Donald C. Campion Donald C. Campion	Director	November 16, 2023

/s/ Dawne S. Hickton Dawne S. Hickton	Director	November 16, 2023

/s/ Alicia B. Masse Alicia Masse	Director	November 16, 2023

/s/ Brian R. Shelton Brian R. Shelton	Director	November 16, 2023

/s/ Larry O. Spencer Larry O. Spencer	Director	November 16, 2023