Form 10-Q
period 2023-12-31
HAYNES INTERNATIONAL INC
filed 2024-02-05
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

As of February 2, 2024, the registrant had 12,782,992 shares of Common Stock, $0.001 par value per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1.        Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$10,723	$14,023
Accounts receivable, less allowance for credit losses of $459 and $479 at September 30, 2023 and December 31, 2023, respectively	106,292	96,111
Inventories	414,077	415,227
Income taxes receivable	2,372	1,609
Other current assets	5,702	6,285
Total current assets	539,166	533,255
Property, plant and equipment, net	142,540	142,790
Deferred income taxes	3,608	3,417
Other assets	10,523	10,876
Goodwill	4,789	4,789
Other intangible assets, net	5,655	5,555
Total assets	$706,281	$700,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,812	$46,830
Accrued expenses	18,201	17,437
Income taxes payable	336	301
Accrued pension and postretirement benefits	2,940	2,940
Deferred revenue - current portion	2,500	2,500
Total current liabilities	76,789	70,008
Revolving credit facilities - Long-term	114,843	108,943
Long term debt	—	520
Long-term obligations (less current portion)	7,448	7,248
Deferred revenue (less current portion)	5,329	4,704
Deferred income taxes	3,686	3,818
Operating lease liabilities	362	678
Accrued pension benefits (less current portion)	14,019	12,825
Accrued postretirement benefits (less current portion)	49,481	49,882
Total liabilities	271,957	258,626
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized; 13,124,401 and 13,208,407 shares issued and 12,731,661 and 12,782,992 shares outstanding at September 30, 2023 and December 31, 2023, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, none issued)	—	—
Additional paid-in capital	277,713	278,591
Accumulated earnings	165,825	170,730
Treasury stock, (392,740 and 425,415 shares at September 30, 2023 and December 31, 2023, respectively)	(15,600)	(17,141)
Accumulated other comprehensive income	6,373	9,863
Total stockholders’ equity	434,324	442,056
Total liabilities and stockholders’ equity	$706,281	$700,682

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2022	2023
Net revenues	$132,673	$147,357
Cost of sales	109,635	122,649
Gross profit	23,038	24,708
Selling, general and administrative expense	10,952	12,471
Research and technical expense	973	1,102
Operating income	11,113	11,135
Nonoperating retirement benefit income	(366)	(498)
Interest income	(6)	(23)
Interest expense	1,501	2,239
Income before income taxes	9,984	9,417
Provision for income taxes	2,245	1,715
Net income	$7,739	$7,702
Net income per share:
Basic	$0.62	$0.60
Diluted	$0.61	$0.60
Weighted Average Common Shares Outstanding
Basic	12,455	12,642
Diluted	12,699	12,800

Dividends declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2022	2023
Net income	$7,739	$7,702
Other comprehensive income, net of tax:
Pension and postretirement	(393)	(609)
Foreign currency translation adjustment	5,804	4,099
Other comprehensive income	5,411	3,490
Comprehensive income	$13,150	$11,192

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended December 31, 2022 and 2023
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2022	12,479,741	$13	$266,193	$135,040	$(14,666)	$(11,092)	$375,488
Net income				7,739			7,739
Dividends paid and accrued ($0.22 per share)				(2,803)			(2,803)
Other comprehensive income						5,411	5,411
Exercise of stock options	87,687		3,377				3,377
Issue restricted stock (less forfeitures)	33,733						—
Vesting of restricted stock	12,429						—
Purchase of treasury stock	(15,983)				(838)		(838)
Stock compensation			770				770
Balance December 31, 2022	12,597,607	$13	$270,340	$139,976	$(15,504)	$(5,681)	$389,144

Balance September 30, 2023	12,731,661	$13	$277,713	$165,825	$(15,600)	$6,373	$434,324
Net income				7,702			7,702
Dividends paid and accrued ($0.22 per share)				(2,797)			(2,797)
Other comprehensive income						3,490	3,490
Issue restricted stock (less forfeitures)	44,250						—
Vesting of restricted stock	39,756						—
Purchase of treasury stock	(32,675)				(1,541)		(1,541)
Stock compensation			878				878
Balance December 31, 2023	12,782,992	$13	$278,591	$170,730	$(17,141)	$9,863	$442,056

The accompanying notes are an integral part of these financial statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2022	2023
Cash flows from operating activities:
Net income	$7,739	$7,702
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,447	4,188
Amortization	126	100
Pension and post-retirement expense	653	544
Change in long-term obligations	(28)	(32)
Stock compensation expense	770	878
Deferred revenue	(625)	(625)
Deferred income taxes	322	462
Loss on disposition of property	34	—
Change in assets and liabilities:
Accounts receivable	5,223	11,589
Inventories	(29,202)	2,149
Other assets	(596)	(530)
Accounts payable and accrued expenses	4,585	(7,994)
Income taxes	1,568	716
Accrued pension and postretirement benefits	(2,115)	(2,129)
Net cash provided by (used in) operating activities	(7,099)	17,018
Cash flows from investing activities:
Additions to property, plant and equipment	(3,320)	(4,348)
Net cash used in investing activities	(3,320)	(4,348)
Cash flows from financing activities:
Revolving credit facility borrowings	39,674	33,800
Revolving credit facility repayments	(26,370)	(39,700)
Long term debt borrowings	—	520
Dividends paid	(2,796)	(2,909)
Proceeds from exercise of stock options	3,377	—
Payment for purchase of treasury stock	(838)	(1,541)
Payment for debt issuance cost	(245)	—
Payments on long-term obligations	(67)	(77)
Net cash provided by (used in) financing activities	12,735	(9,907)
Effect of exchange rates on cash	771	537
Increase in cash and cash equivalents:	3,087	3,300
Cash and cash equivalents:
Beginning of period	8,440	10,723
End of period	$11,527	$14,023
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$1,160	$1,980
Income taxes paid, net	$453	$592
Capital expenditures incurred but not yet paid	$293	$1,033
Dividends declared but not yet paid	$206	$86

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in Haynes International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months ended December 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2024 or any other interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and directly or indirectly wholly-owned subsidiaries (collectively, the “Company”).  All intercompany transactions and balances are eliminated.

Note 2.  Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848).  This new update provides optional expedients to ease the potential burden of accounting for the effects of reference rate reform as it pertains to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued.  These amendments are effective immediately and may be applied prospectively to modifications made or relationships entered into or evaluated on or before December 31, 2022.  This standard did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU2023-09, Income Taxes (Topic 740).  This new update provides for enhancements to income tax disclosures primarily related to the rate reconciliation and income taxes paid.  These enhanced disclosures will require a greater disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction.  The amendments in this update were effective for annual periods beginning after December 15, 2024 and may be applied prospectively.  Interim disclosures are not impacted by this update.  The Company is currently evaluating the impact of these amendments on its annual disclosures.  Interim disclosures are not impacted by this update.

Note 3.  Revenues from Contracts with Customers

Contract Balances

As of September 30, 2023 and December 31, 2023, accounts receivable with customers were $106,751 and $96,590, respectively. Allowance for credit losses as of September 30, 2023 and December 31, 2023 were $459 and $479, respectively, and are presented within accounts receivable, less allowances for credit losses on the Consolidated Balance Sheet.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2023 and December 31, 2023, contract liabilities of $7,829 and $7,204, respectively, for the Titanium Metals Corporation agreement, as described in Note 8 in these Notes to the Condensed Consolidated Financial Statement have been recorded. Additionally, contract liabilities of $810 and $730, respectively, were recorded for accrued product returns.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the three months ended December 31, 2022 and 2023.

	Three Months Ended
	December 31,
	2022	2023
Net revenues
Aerospace	$64,518	$73,346
Chemical processing	22,715	20,779
Industrial gas turbine	26,025	35,383
Other markets	14,722	11,507
Total product revenue	127,980	141,015
Other revenue	4,693	6,342
Net revenues	$132,673	$147,357

Note 4.  Inventories

The following is a summary of the major classes of inventories:

	September 30,	December 31,
	2023	2023
Raw Materials	$42,602	$45,399
Work-in-process	229,120	215,620
Finished Goods	140,756	152,637
Other	1,599	1,571
	$414,077	$415,227

Note 5.  Income Taxes

Income tax expense for the three months ended December 31, 2022 and 2023 differed from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods.  The effective tax rate for the three months ended December 31, 2023 was 18.2% on $9,417 of income before income taxes compared to 22.5% on income before income taxes of $9,984 for the three months ended December 31, 2022.  The lower effective tax rate was primarily due to the vesting of restricted stock grants and performance share awards which resulted in larger tax deductions than had been recorded at the date of grant.

Note 6.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three months ended December 31, 2022 and 2023 were as follows:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2022	2023	2022	2023
Service cost	$672	$752	$347	$290
Interest cost	2,772	2,950	800	716
Expected return	(3,419)	(3,364)	—	—
Amortizations	51	51	(570)	(851)
Net periodic benefit cost	$76	$389	$577	$155

The Company contributed $1,500 to its sponsored U.S. pension plans and $605 to its other post-retirement benefit plans for the three months ended December 31, 2023. The Company expects to make contributions of $4,500 to its U.S. pension plan and $2,239 to its other post-retirement benefit plan for the remainder of fiscal 2024.

Note 7.  Legal, Environmental and Other Contingencies

Litigation

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

Environmental

The Company has received permits from the Indiana Department of Environmental Management and the North Carolina Department of Environmental Quality to close and provide post-closure environmental monitoring and care for certain areas of its Kokomo, Indiana and Mountain Home, North Carolina facilities, respectively.

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

As of both September 30, 2023 and December 31, 2023, the Company has accrued $355 for post-closure monitoring and maintenance activities, of which $266 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at December 31, 2023.

Expected maturities of post-closure monitoring and maintenance activities (discounted)
Year Ending September 30,
2025	$62
2026	60
2027	63
2028	65
2029 and thereafter	16
$266

Note 8.  Deferred Revenue

On November 17, 2006, the Company entered into a 20-year agreement (the “Conversion Services Agreement”) to provide conversion services to Titanium Metals Corporation (TIMET) for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the 20-year term of the agreement at prices established by the terms of the agreement. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity. In addition to the volume commitment, the Company has granted TIMET a first priority security interest in its four-high Steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements. The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium hot-rolling conversion services to any entity other than TIMET for the term of the Conversion Services Agreement.

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

Note 9.  Goodwill and Other Intangible Assets, Net

The Company has goodwill, trademarks, customer relationships and other intangibles as of December 31, 2023.  Customer relationships have a definite life and are amortized over a period of fifteen years.  The Company reviews customer relationships for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of the asset to the undiscounted cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), and more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment was recognized in the three months ended December 31, 2023 because the fair value exceeded the carrying values in that period.

During the first three months of fiscal 2024, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships and other intangibles was $126 and $100 for the three-month periods ended December 31, 2022 and 2023, respectively.  The following represents a summary of intangible assets at September 30, 2023 and December 31, 2023.

	Gross	Accumulated	Carrying
September 30, 2023	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(1,257)	843
Other	1,080	(68)	1,012
	$6,980	$(1,325)	$5,655

	Gross	Accumulated	Carrying
December 31, 2023	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(1,290)	810
Other	1,080	(135)	945
	$6,980	$(1,425)	$5,555

Estimated future Aggregate Amortization Expense:
Year Ending September 30,
2024	$296
2025	393
2026	390
2027	318
2028	113
Thereafter	245

Note 10.  Net Income Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	December 31,
(in thousands, except share and per share data)	2022	2023
Numerator: Basic and Diluted
Net income	$7,739	$7,702
Dividends paid and accrued	(2,803)	(2,797)
Undistributed income	4,936	4,905
Percentage allocated to common shares (a)	99.2%	99.2%
Undistributed income allocated to common shares	4,897	4,868
Dividends paid on common shares outstanding	2,783	2,776
Net income available to common shares	7,680	7,644
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,454,858	12,642,197
Adjustment for dilutive potential common shares	244,388	157,467
Weighted average shares outstanding - Diluted	12,699,246	12,799,664

Basic net income per share	$0.62	$0.60
Diluted net income per share	$0.61	$0.60

Number of stock option shares excluded as their effect would be anti-dilutive	203,999	188,922
Number of restricted stock shares excluded as their effect would be anti-dilutive	47,098	61,711
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	7,225	5,401
Number of performance share awards excluded as their effect would be anti-dilutive	43,266	20,990

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,454,858	12,642,197
Unvested participating shares	98,897	97,085
	12,553,755	12,739,282

Note 11.  Stock-Based Compensation

Restricted Stock

The following table summarizes the activity under the 2020 Incentive Compensation Plan with respect to restricted stock for the three months ended December 31, 2023:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2023	89,843	$37.17
Granted	38,675	$48.63
Forfeited / Canceled	—	$0.00
Vested	(38,408)	$24.25
Unvested at December 31, 2023	90,110	$47.59
Expected to vest	90,110	$47.59

Compensation expense related to restricted stock for the three months ended December 31, 2022 and 2023 was $306 and $356, respectively. The remaining unrecognized compensation expense related to restricted stock at December 31, 2023 was $2,976, to be recognized over a weighted average period of 1.65 years.  During the first three months of fiscal 2024, the Company repurchased 32,675 shares of stock from employees at an average purchase price of $47.18 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

The following table summarizes the activity under the 2016 Incentive Compensation Plan and the 2020 Incentive Compensation Plan with respect to deferred restricted stock for the three months ended December 31, 2023.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2023	8,974	$49.19
Granted	5,575	$48.63
Vested and deferred	(7,574)	$48.85
Unvested and deferred at December 31, 2023	6,975	$49.12
Vested and deferred at December 31, 2023	28,925	$35.91

Compensation expense related to deferred restricted stock for the three months ended December 31, 2022 and 2023 was $59 and $102, respectively. The remaining unrecognized compensation expense related to deferred restricted stock at December 31, 2023 was $260, to be recognized over a weighted average period of  0.76 years.

Performance Shares

The following table summarizes the activity under the 2020 Incentive Compensation Plan with respect to performance shares for the three months ended December 31, 2023.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2023	70,749	$48.60
Granted	24,375	$60.40
Vested	(31,804)	$28.23
Forfeited / Canceled	—	$0.00
Unvested at December 31, 2023	63,320	$63.37

During the first three months of fiscal 2024, 31,804 performance share awards vested, which resulted in the issuance of 39,756 shares of stock to certain employees.  The Company repurchased 17,481 shares of stock from employees at an average purchase price of $45.16 to satisfy required withholding taxes upon release of these vested performance share awards.  Compensation expense related to the performance shares for the three months ended December 31, 2022 and 2023 was $241 and $268, respectively.  The remaining unrecognized compensation expense related to performance shares at December 31, 2023 was $2,580 to be recognized over a weighted average period of 1.82 years.

Stock Options

The Company has elected to use the Black-Scholes option pricing model to estimate fair value, which incorporates various assumptions including volatility, expected life, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards.  The dividend yield assumption is based on the Company’s history and expectations

regarding dividend payouts at the time of the grant.   The following assumptions were used for grants during the three months ended December 31, 2023:

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
November 21, 2023	$18.48	1.81%	4.44%	43.63%	5	years

The stock-based employee compensation expense for stock options for the three months ended December 31, 2022 and 2023 was $164 and $152, respectively.  The remaining unrecognized compensation expense at December 31, 2023 was $1,253, to be recognized over a weighted average vesting period of 2.04 years.

The following table summarizes the activity under the 2007 Incentive Compensation Plan, the 2016 Incentive Compensation Plan and the 2020 Incentive Compensation Plan with respect to stock options for the three months ended December 31, 2023 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2023	498,548		$33.96
Granted	42,725		$48.63
Exercised	—		$0.00
Forfeited/Surrendered	—		$0.00
Outstanding at December 31, 2023	541,273	$11,869	$35.12	6.32	yrs.
Vested or expected to vest	517,726	$11,339	$35.15	5.51	yrs.
Exercisable at December 31, 2023	463,267	$11,167	$32.94	5.81	yrs.

Note 12.  Dividend

In the first quarter of fiscal 2024, the Company declared and paid quarterly cash dividends of $0.22 per outstanding share of the Company’s common stock.  The first quarter dividend was paid on December 15, 2023 to stockholders of record at the close of business on December 1, 2023.  The dividend cash pay-out was $2,804 for the first quarter of fiscal 2024.

On February 5, 2024, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable March 15, 2024 to stockholders of record at the close of business on March 1, 2024.

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

Note 14.  Changes in Accumulated Other Comprehensive Income (Loss) by Component

Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income consists of net income and other comprehensive income (loss) items, including pension, post-retirement and foreign currency translation adjustments, primarily caused by the strengthening or weakening of the U.S. dollar against the British pound sterling, net of tax when applicable.

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended December 31, 2022
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2022	$(17,165)	$24,457	$(18,384)	$(11,092)
Other comprehensive income before reclassifications	—	—	5,804	5,804
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial losses (1)	7	(570)	—	(563)
Tax provision (benefit)	(14)	133	—	119
Net current-period other comprehensive income (loss)	44	(437)	5,804	5,411
Accumulated other comprehensive income (loss) as of December 31, 2022	$(17,121)	$24,020	$(12,580)	$(5,681)

	Three Months Ended December 31, 2023
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2023	$(15,586)	$33,614	$(11,655)	$6,373
Other comprehensive income before reclassifications	—	—	4,099	4,099
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial losses (1)	8	(851)	—	(843)
Tax provision (benefit)	(14)	197	—	183
Net current-period other comprehensive income (loss)	45	(654)	4,099	3,490
Accumulated other comprehensive income (loss) as of December 31, 2023	$(15,541)	$32,960	$(7,556)	$9,863

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 15.  Long-term Obligations

The following table sets forth the components of the Company’s Long-term obligations as of September 30, 2023 and December 31, 2023.

	September 30,	December 31,
	2023	2023
Finance lease obligations	$7,118	$7,045
Environmental post-closure monitoring and maintenance activities	355	355
Long-term disability	189	184
Deferred dividends	198	86
Less amounts due within one year	(412)	(422)
Long-term obligations (less current portion)	$7,448	$7,248

Note 16.  Debt

Revolving credit facility and Other long term debt

On June 20, 2023, the Company and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) entered into Amendment No. 3 to Credit Agreement (the “Amendment”) which amended that certain Credit Agreement, dated October 19, 2020 (as amended by that certain Amendment No. 1 to Credit Agreement dated August 30, 2022, by that certain Increase

Joinder Regarding Incremental Revolving Commitments and Amendment No. 2 to Credit Agreement dated October 7, 2022, and by the Amendment, the “Credit Agreement”).  The Credit Agreement provides for revolving loans in the maximum amount of $200,000, subject to a borrowing base and certain reserves.

As of December 31, 2023, the amounts borrowed by the Company under the Credit Agreement totaled $108,943 which is classified as long-term on the Consolidated Balance Sheet.  Borrowings under the Credit Agreement bear interest at the Company’s option, at either the Prime Rate (as defined in the Credit Agreement), plus 1.00% - 1.50% per annum, or the adjusted daily simple SOFR (as defined in the Credit Agreement) used by the Lenders (as defined in the Credit Agreement), plus 2.00% - 2.50% per annum.  The Credit Agreement matures on June 20, 2028.

The Company must pay monthly, in arrears, a commitment fee of 0.375% per annum on the unused amount of the revolving credit facility total commitment.  For letters of credit, the Company must pay a fronting fee of 0.125% per annum as well as customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than the greater of (i) 15.0% of the maximum credit revolving loan amount and (ii) $25,000. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. The Company may pay quarterly cash dividends up to $3,500 per fiscal quarter so long as the Company is not in default under the Credit Agreement and the related Security Agreement (as defined in the Credit Agreement).  As of December 31, 2023, the Company was in compliance with the covenants of the Credit Agreement.

Borrowings under the Credit Agreement are collateralized by a pledge of substantially all of the U.S. assets of the Company, including the equity interests in its U.S. subsidiaries, but excluding the four-high Steckel rolling mill and related assets, which are pledged to TIMET to secure the performance of the Company’s obligations under its Conversion Services Agreement with TIMET (see Note 8 in these Notes to Condensed Consolidated Financial Statements. Borrowings under the Credit Agreement are also secured by a pledge of a 100% equity interest in each of the Company’s direct foreign subsidiaries.

On October 12, 2023, the Company entered into a capital equipment financing agreement with Bank of America Leasing & Capital, LLC that allows the Company to borrow against certain capital equipment purchases.  As of December 31, 2023, the Company had outstanding borrowings of $520 under this financing agreement that allows for borrowings up to an aggregate total of $6,000 and is classified on the balance sheet as Long term debt.  Borrowings under this financing agreement bear interest at the greater of the one-month Secured Overnight Financing Rate (SOFR) or 0% plus a spread adjustment of 0.11448%, plus 2.25% per annum.  Additional funding under this financing agreement expires on March 31, 2024.

Note 17.  Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contracts as hedges, therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of September 30, 2023 and December 31, 2023, there were no contracts that remain unsettled.  As a result, there was no impact to the balance sheet from those contracts as of September 30, 2023 or December 31, 2023.  Foreign exchange contract gains and losses are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Three Months Ended December 31,
	2022	2023
Foreign currency transactional loss	$(1,851)	$(621)
Foreign exchange forward contract gain	$1,873	$124
Net gain (loss) included in selling, general and administrative expense	$22	$(497)

Note 18.  Subsequent Event

Proposed Transaction with Acerinox S.A.

On February 5, 2024, the Company entered into a merger agreement with a subsidiary of Acerinox S.A. (the “Merger Agreement”), pursuant to which (and subject to the terms and conditions in the Merger Agreement) such subsidiary of Acerinox S.A. will acquire all of the outstanding shares of the Company’s common stock in a transaction structured as a merger of an indirect wholly-

owned subsidiary of Acerinox S.A. with and into the Company, with the Company continuing as a surviving corporation (the “Merger”). Acerinox S.A. is providing a full performance guaranty with respect to its subsidiaries’ obligations under the Merger Agreement.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company's common stock that is issued and outstanding as of immediately prior to the Effective Time (other than shares of common stock (i) held by the Company as treasury stock as of immediately prior to the Effective Time, (ii) owned by such subsidiary of Acerinox S.A. or any of its subsidiaries (including Merger Sub) as of immediately prior to the Effective Time or (iii) owned by stockholders who have properly exercised appraisal rights under Delaware law) will be automatically cancelled, extinguished and converted into the right to receive $61.00 per share in cash, without interest thereon.

As a result of the Merger, the Company will become an indirect wholly-owned subsidiary of Acerinox S.A.. The completion of the Merger is subject to certain customary closing conditions, including, among others, the adoption of the Merger Agreement by the Company's stockholders and the expiration or termination of the applicable waiting period under the HSR Act and the receipt of regulatory clearances pursuant to certain other antitrust and foreign investment laws applicable to the Merger.

The Merger Agreement contains certain customary termination rights for the Company and a subsidiary of Acerinox S.A. If the Merger Agreement is terminated under certain specified circumstances, including due to the Company accepting a superior proposal, the Company will be required to pay such subsidiary of Acerinox S.A. a termination fee of $28,000.

●

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.  In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning overall volume and pricing trends, cost reduction strategies and their anticipated impact on our results, capital expenditures, expected borrowings under the Company’s revolving credit facility, dividends, capital allocation strategies and their expected results, operations and demand for our products, the benefits of the proposed acquisition of the Company by a subsidiary of Acerinox S.A. and the associated integration plans, capital expenditure commitments, anticipated future operating performance and results of the Company, the expected management and governance of the Company following the acquisition and expected timing of the closing of the proposed acquisition and other transactions contemplated by the merger agreement governing the proposed acquisition (the “Merger Agreement”).  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are difficult to predict and are generally outside the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements.  These risks and uncertainties include, without limitation, those risks set forth in Part II, Item IA “Risk Factors” in this Form 10-Q and Part I, Item IA “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Proposed Merger Transaction

On February 5, 2024, the Company entered into a merger agreement with a subsidiary of Acerinox S.A. (the “Merger Agreement”), pursuant to which (and subject to the terms and conditions in the Merger Agreement) such subsidiary of Acerinox S.A. will acquire all of the outstanding shares of the Company’s common stock in a transaction structured as a merger of an indirect wholly-owned subsidiary of Acerinox S.A. with and into the Company, with the Company continuing as a surviving corporation (the “Merger”). Acerinox S.A. is providing a full performance guaranty with respect to its subsidiaries’ obligations under the Merger Agreement.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company's common stock that is issued and outstanding as of immediately prior to the Effective Time (other than shares of common stock (i) held by the Company as treasury stock as of immediately prior to the Effective Time, (ii) owned by such subsidiary of Acerinox S.A. or any of its subsidiaries (including Merger Sub) as of immediately prior to the Effective Time or (iii) owned by stockholders who have properly exercised appraisal rights under Delaware law) will be automatically cancelled, extinguished and converted into the right to receive $61.00 per share in cash, without interest thereon.

As a result of the Merger, the Company will become an indirect wholly-owned subsidiary of Acerinox S.A.. The completion of the Merger is subject to certain customary closing conditions, including, among others, the adoption of the Merger Agreement by the Company's stockholders and the expiration or termination of the applicable waiting period under the HSR Act and the receipt of regulatory clearances pursuant to certain other antitrust and foreign investment laws applicable to the Merger.

The Merger Agreement contains certain customary termination rights for the Company and a subsidiary of Acerinox S.A. If the Merger Agreement is terminated under other certain specified circumstances, including due to the Company accepting a superior proposal, the Company will be required to pay such subsidiary of Acerinox S.A. a termination fee of $28.0 million.

Business Overview

Haynes International, Inc. (“Haynes”, “the Company”, “we”, “our” or “us”) is one of the world’s largest developers, producers, and distributors of technologically advanced high-performance nickel- and cobalt-based alloys.  The Company’s products, which are sold primarily into the aerospace, chemical processing and industrial gas turbine industries, consist of high-temperature resistant alloys, or “HTA” products, and corrosion-resistant alloys, or “CRA” products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and waste treatment. Haynes high-performance alloy sales in sheet, coil and plate forms, in the aggregate, represented approximately 64% of net product revenues in fiscal 2023. The Company also produces its products as seamless and welded tubulars, which represented approximately 12% of fiscal 2023 net product revenues, in wire form, which represented approximately 6% of fiscal 2023 net product revenues, and in slab, bar and billet form, which, in the aggregate, represented approximately 18% of fiscal 2023 net product revenues.

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

Dividends Paid and Declared

In the first quarter of fiscal 2024, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The first quarter dividend was paid on December 15, 2023 to stockholders of record at the close of business on December 1, 2023.  The total dividend cash pay-out in the first quarter was approximately $2.8 million based on the number of shares outstanding.

On February 5, 2024, the Company announced that the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable on March 15, 2024 to stockholders of record at the close of business on March 1, 2024.  Any future dividends will be at the discretion of the Board of Directors.

Capital Spending

Capital investment in the first quarter of fiscal 2024 was $4.3 million, and total planned capital spending for fiscal 2024 are expected to be between $25.0 million and $35.0 million.

Volume and Pricing

Volume shipped in the first quarter of fiscal 2024 was 4.7 million pounds, which was 3.9% higher year-over-year than the first quarter of fiscal 2023, but was 2.8% lower sequentially than the fourth quarter of fiscal 2023.  First quarter volumes are typically sequentially lower due to holidays, planned maintenance outages and customers managing their calendar year-end balance sheets. Additionally, during the first quarter of fiscal 2024, we had an unplanned three-week outage at our 4-high hot rolling mill which delayed production and shipments. This outage may impact shipments during the second quarter of fiscal 2024; however, a significant portion of the delayed shipments are expected to be made up in the second half of fiscal 2024 and into fiscal 2025.

Aerospace volume decreased by 1.5% during the first quarter of fiscal 2024 compared to last year’s first quarter; however aerospace average selling price per pound increased 15.4% resulting in a 13.7% or $8.8 million aerospace revenue increase compared to the prior year. Single-aisle commercial aircraft demand remains strong.  Industrial gas turbine (IGT) volumes increased 31.3% compared to last year’s first quarter, which, combined with a 3.5% increase in the IGT average selling price resulted in a 36.0% or $9.4 million IGT revenue increase compared to the prior year. Volume and sales growth in IGT was a result of solid customer demand and the Company’s market share growth strategy. Volumes in the chemical processing industry (CPI) decreased by 14.8% year-over-year, partially offset by CPI average selling price increasing 7.3%.  The net resulted in an 8.5% or $1.9 million, CPI revenue decrease compared to the prior year. Other markets revenue decreased 21.8%; however, other revenue increased by 35.1%.  The revenue decreases in CPI and Other Markets were due to mix management actions related to low-margin commoditized products as well as the three-week 4-high mill outage.

The Company has an ongoing strategy of increasing margins.  This has been achieved by reducing processing costs as well as increasing pricing for the high-value, differentiated products and services it offers. The Company implemented multiple price increases for its contract and non-contract business as market conditions improved and in response to higher inflation.  Customer long-term agreements typically have adjustors for specific raw material prices and for changes in the producer price index to help cover general inflationary items.  The product average selling price per pound in the first quarter of fiscal 2024 was $29.81, which was a 6.0% increase year-over-year, primarily due to the noted price increases and raw material adjustors.

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

Net Revenue and Gross Profit Margin Performance

	Comparison by Quarter of Net Revenues, Gross Profit Margin and
	Gross Profit Margin Percentage for Fiscal 2023 and YTD 2024
	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
(dollars in thousands)	2022	2023	2023	2023	2023
Net Revenues	$132,673	$152,786	$143,901	$160,596	$147,357
Gross Profit Margin	$23,038	$30,878	$26,062	$29,782	$24,708
Gross Profit Margin %	17.4%	20.2%	18.1%	18.5%	16.8%

The Company has made a significant strategic effort to improve gross margins over the past few years.  As a result of this strategy, the Company reduced the volume breakeven point by over 25%. The Company previously struggled to be profitable at roughly 5.0 million pounds per quarter. With the current product mix, the Company can generate profits at lower volumes as first demonstrated in the third quarter of fiscal 2021, producing a positive net income at only 3.7 million pounds shipped.

Gross profit margin was 16.8% in the first quarter of fiscal 2024 compared to 17.4% in the same period last year and 18.5% in fourth quarter of fiscal 2023.  Volatility of raw materials, specifically nickel and cobalt, have impacted gross margins.  During fiscal 2022 this impact was favorable due to rising raw material prices that drove increased gross margins; however, in fiscal 2023 the raw material impact turned unfavorable primarily due to cobalt prices decreasing.  The raw material impact continued to be unfavorable in the first quarter of fiscal 2024 due to nickel prices decreasing which lowered gross margins.  The estimated impact from raw material volatility in the first quarter of fiscal 2023 was a headwind of $5.6 million that compressed gross margin by an estimated 4.2%, in the second quarter of fiscal 2023 was a headwind of $1.7 million that compressed gross profit margin by an estimated 1.1%, in the third quarter of fiscal 2023 was a headwind of  $1.5 million that compressed gross profit margin by an estimated 1.1%, and in the fourth quarter of fiscal 2023 was a headwind of $3.7 million that  compressed gross profit margin by an estimated 2.4%.  This continued into the first quarter of fiscal 2024 with a headwind of $5.7 million compressing gross profit margin by an estimated 3.8%.  The 4-high mill outage delayed production and shipments in the quarter which also had an unfavorable impact on gross profit margin.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2022	2023	2023	2023	2023
Backlog(1)
Dollars (in thousands)	$408,181	$446,749	$468,132	$460,370	$448,786
Pounds (in thousands)	13,640	14,177	14,632	14,635	13,755
Average selling price per pound	$29.93	$31.51	$31.99	$31.46	$32.63
Average nickel price per pound
London Metals Exchange(2)	$13.08	$10.56	$9.61	$8.90	$7.43
(1)

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

Backlog was $448.8 million at December 31, 2023, an increase of $40.6 million, or 9.9% from the end of the first quarter of fiscal 2023 and a decrease of $11.6 million, or 2.5% from the end of the fourth quarter of fiscal 2023.  Backlog pounds decreased 6.0% during the first quarter of fiscal 2024 to approximately 13.8 million pounds, predominantly due to reduced production lead times on certain products thereby reducing the amount of orders needing to be placed further out in the year.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2022	2023	2023	2023	2023
Net revenues (in thousands)
Aerospace	$64,518	$66,612	$77,456	$81,805	$73,346
Chemical processing	22,715	28,605	17,696	23,003	20,779
Industrial gas turbines	26,025	32,420	28,073	34,213	35,383
Other markets	14,722	17,550	13,416	14,599	11,507
Total product revenue	127,980	145,187	136,641	153,620	141,015
Other revenue	4,693	7,599	7,260	6,976	6,342
Net revenues	$132,673	$152,786	$143,901	$160,596	$147,357

Shipments by markets (in thousands of pounds)
Aerospace	2,187	1,982	2,376	2,533	2,154
Chemical processing	786	845	462	653	670
Industrial gas turbines	1,289	1,430	1,311	1,412	1,693
Other markets	290	410	278	269	213
Total shipments	4,552	4,667	4,427	4,867	4,730

Average selling price per pound
Aerospace	$29.50	$33.61	$32.60	$32.30	$34.05
Chemical processing	28.90	33.85	38.30	35.23	31.01
Industrial gas turbines	20.19	22.67	21.41	24.23	20.90
Other markets	50.77	42.80	48.26	54.27	54.02
Total product (product only; excluding other revenue)	28.12	31.11	30.87	31.56	29.81
Total average selling price (including other revenue)	$29.15	$32.74	$32.51	$33.00	$31.15

Results of Operations for the Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended December 31,				Change
	2022		2023		Amount	%
Net revenues	$132,673	100.0%	$147,357	100.0%	$14,684	11.1%
Cost of sales	109,635	82.6%	122,649	83.2%	13,014	11.9%
Gross profit	23,038	17.4%	24,708	16.8%	1,670	7.2%
Selling, general and administrative expense	10,952	8.3%	12,471	8.5%	1,519	13.9%
Research and technical expense	973	0.7%	1,102	0.7%	129	13.3%
Operating income	11,113	8.4%	11,135	7.6%	22	0.2%
Nonoperating retirement benefit expense income	(366)	(0.3)%	(498)	(0.3)%	(132)	36.1%
Interest income	(6)	(0.0)%	(23)	(0.0)%	(17)	283.3%
Interest expense	1,501	1.1%	2,239	1.5%	738	49.2%
Income before income taxes	9,984	7.5%	9,417	6.4%	(567)	(5.7)%
Provision for income taxes	2,245	1.7%	1,715	1.2%	(530)	(23.6)%
Net income	$7,739	5.8%	$7,702	5.2%	$(37)	(0.5)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	December 31,		Change
By market	2022	2023	Amount	%
Net revenues (dollars in thousands)
Aerospace	$64,518	$73,346	$8,828	13.7%
Chemical processing	22,715	20,779	(1,936)	(8.5)%
Industrial gas turbine	26,025	35,383	9,358	36.0%
Other markets	14,722	11,507	(3,215)	(21.8)%
Total product revenue	127,980	141,015	13,035	10.2%
Other revenue	4,693	6,342	1,649	35.1%
Net revenues	$132,673	$147,357	$14,684	11.1%
Pounds by market (in thousands)
Aerospace	2,187	2,154	(33)	(1.5)%
Chemical processing	786	670	(116)	(14.8)%
Industrial gas turbine	1,289	1,693	404	31.3%
Other markets	290	213	(77)	(26.6)%
Total shipments	4,552	4,730	178	3.9%
Average selling price per pound
Aerospace	$29.50	$34.05	$4.55	15.4%
Chemical processing	28.90	31.01	2.11	7.3%
Industrial gas turbine	20.19	20.90	0.71	3.5%
Other markets	50.77	54.02	3.25	6.4%
Total product (excluding other revenue)	28.12	29.81	1.69	6.0%
Total average selling price (including other revenue)	$29.15	$31.15	$2.00	6.9%

Net Revenues.  Net revenues were $147.4 million in the first quarter of fiscal 2024, an increase of 11.1% from the same period of fiscal 2023 due to an increase in product average selling price per pound of $1.69 or 6.0% and an increase in pounds sold of 0.2 million or 3.9%.  The increase in product average selling price per pound largely reflected price increases and other sales factors, resulting in increased product average selling price per pound by approximately $3.47.  It also included a favorable product mix, resulting in increased product average selling price per pound by approximately $0.63.  Partially offsetting these increases were lower market prices of raw materials, which decreased product average selling price per pound by approximately $2.41. The increase in pounds sold was hindered in the quarter by a three-week unplanned outage of the 4-high hot rolling mill located in Kokomo, Indiana.

The aerospace market has experienced increased demand as inventory throughout the aerospace supply chain continues to be replenished in response to the increase in engine builds. The increase in average selling price per pound in the aerospace market largely reflected price increases and other pricing factors, which increased average selling price per pound by approximately $3.90 along with a change in product mix which increased average selling price per pound by approximately $3.16, partially offset by lower market prices of raw materials, which decreased average selling price per pound by approximately $2.51.  The change in product mix was reflective of higher sales of titanium tubular products.

Volume to the chemical processing market in the first quarter of fiscal 2024 was 14.8% lower than the first quarter of fiscal 2023 primarily due to mix-management of products shipments away from lower-value commodity alloys towards high-value differentiated products in the aerospace and industrial gas turbine markets.  The increase in average selling price per pound in the chemical processing market reflected price increases and other sales factors, which increased average selling price per pound by approximately $4.05, partially offset by lower market prices of raw materials, which decreased average selling price per pound by approximately $1.81 and a change in product mix, which decreased average selling price per pound by approximately $0.12.

Volume to the industrial gas turbine market was 31.3% higher in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 driven by increased global demand for electric power and an increased focus on reducing greenhouse gas emissions which requires larger, more efficient gas turbines.  The increase in average selling price per pound in the industrial gas turbine market reflected price increases and other sales factors, which increased average selling price per pound by approximately $2.90 and a change in product mix, which increased average selling price per pound by approximately $0.31, partially offset by lower market prices of raw materials, which decreased average selling price per pound by approximately $2.50.

Volume to other markets was 26.6% lower than the first quarter of fiscal 2023 primarily due to decreases in the flue-gas desulfurization and oil and gas markets.  The average selling price per pound increase to other markets reflected a change in product mix, which increased average selling price per pound by approximately $4.06 and price increases and other sales factors, which increased average selling price per pound by approximately $1.51, partially offset by lower market prices of raw materials, which decreased average selling price per pound by $2.32.

Other Revenue.  The increase in other revenue was due primarily to increased sales of conversion services.

Cost of Sales. Cost of sales as a percentage of revenues in the first quarter of fiscal 2024 was higher than the first quarter of fiscal 2023 due to a three-week unplanned outage of our 4-high hot rolling mill.

Gross Profit.  Gross profit in the first quarter of fiscal 2024 was higher than the first quarter of fiscal 2023 driven by higher volumes sold.  Gross profit as a percentage of net revenues declined by 60 basis points, primarily due to the three-week unplanned outage of our 4-high hot rolling mill.

Selling, General and Administrative Expense.  The increase in selling, general and administrative expense in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 was largely driven by $0.5 million of foreign exchange losses incurred during the quarter.  Additionally, higher compensation and consulting costs contributed to the remainder of the increase.

Nonoperating retirement benefit expense (income).  The higher nonoperating retirement benefit recorded was primarily driven by a decrease in the discount rate used in the actuarial valuation of the U.S. pension plan liability as of September 30, 2023, which resulted in higher amortization of actuarial gains in the first quarter of fiscal 2024 when compared to the first quarter of fiscal 2023.  This was partially offset by a higher interest cost component of nonoperating retirement benefit income in the first quarter of fiscal 2024 when compared to the first quarter of fiscal 2023.

Interest expense.  The increase in interest expense in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 was largely driven by approximately $30 million of additional borrowings on the revolving line of credit and higher interest rates.

Income Taxes.  The decrease in income tax expense was primarily driven by the vesting of stock-based compensation awards that reduced tax expense by approximately $0.4 million during the first quarter of fiscal 2024 along with a decrease in income before income taxes of $0.6 million as compared to the first quarter of fiscal 2023.  Income tax expense in the first quarter of fiscal 2024 as a percentage of income before income taxes was 18.2% as compared to 22.5% in the first quarter of fiscal 2023.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $447.1 million as of December 31, 2023, a decrease of $2.3 million, or 0.5%, from $449.4 million as of September 30, 2023. The decrease resulted primarily from accounts receivable decreasing by $10.2 million, partially offset by accounts payable and accrued expenses decreasing by $6.7 million and inventory increasing by $1.2 million during the first three months of fiscal 2024.

Liquidity and Capital Resources

Comparative cash flow analysis

The Company had cash and cash equivalents of $14.0 million as of December 31, 2023, inclusive of $13.6 million that was held by foreign subsidiaries in various currencies, compared to $10.7 million as of September 30, 2023.  Additionally, the Company had $108.9 million of borrowings against the $200.0 million line of credit outstanding with remaining capacity available of $91.1 million as of December 31, 2023, putting total liquidity at $105.1 million.

Net cash provided by operating activities in the first three months of fiscal 2024 was $17.0 million compared to net cash used in operating activities of $7.1 million in the first three months of fiscal 2023.  This year-over-year change in operating cash flow was driven by a decrease in inventory of $2.1 million as compared to an increase of $29.2 million during the same period of fiscal 2023 and a decrease in accounts receivable of $11.6 million as compared to a decrease of $5.2 million during the same period of fiscal 2023.  This was partially offset by a decrease in accounts payable and accrued expenses of $8.0 million during the first three months of fiscal 2024 as compared to an increase of $4.6 million during the same period of fiscal 2023, a difference of $12.6 million.

Net cash used in investing activities was $4.3 million in the first three months of fiscal 2024, which was higher than net cash used in investing activities of $3.3 million during the same period of fiscal 2023 due to higher additions to property, plant and equipment.

Net cash used in financing activities was $9.9 million in the first three months of fiscal 2024, a difference of $22.6 million from cash provided by financing activities of $12.7 million during the first three months of fiscal 2023.  This difference was primarily driven by a net repayment of $5.4 million against the credit facilities during the first three months of fiscal 2024 compared to a net borrowing of $13.3 million during the same period of fiscal 2023.  Additionally, there were no proceeds from the exercise of stock options during the first three months of fiscal 2024 compared to $3.4 million of proceeds from the exercise of stock options during the same period of fiscal 2023 as well as higher share repurchases of $1.5 million in the first three months of fiscal 2024 as compared to $0.8 million during the same period of fiscal 2023.  Dividends paid of $2.9 million during the first three months of fiscal 2024 were higher than dividends paid of $2.8 million during the same period of fiscal 2023.

U.S. revolving credit facility

On June 20, 2023, the Company and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) entered into Amendment No. 3 to Credit Agreement (the “Amendment”) which amended that certain Credit Agreement, dated October 19, 2020 (as amended by that certain Amendment No. 1 to Credit Agreement dated August 30, 2022, by that certain Increase Joinder Regarding Incremental Revolving Commitments and Amendment No. 2 to Credit Agreement dated October 7, 2022, and by the Amendment, the “Credit Agreement”).  The Credit Agreement provides for revolving loans in the maximum amount of $200.0 million, subject to a borrowing base and certain reserves (See Note 16 to the Notes to Consolidated Financial Statements provided in Part I, Item 1 of Part I of this Form 10-Q for more information on the Credit Agreement).

Future sources and uses of liquidity

The Company’s sources of liquidity for the next twelve months are expected to consist primarily of cash generated from operations, cash on-hand and borrowings under the U.S. revolving credit facility. At December 31, 2023, the Company had cash of $14.0 million, an outstanding balance of $108.9 million on the U.S. revolving credit facility (described above) and total remaining borrowing availability against the revolving credit facility of approximately $91.1 million, subject to a borrowing base formula and certain reserves. Additionally, the Company has borrowed $0.5 million against a capital equipment financing facility.  Management believes that the resources described above will be sufficient to fund planned capital expenditures, any regular quarterly dividends declared and working capital requirements over the next twelve months.

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

● Funding operations, including raw material purchases, labor costs, insurance, utilities and equipment maintenance;

● Capital spending, including for purchases of new plant and equipment;

● Dividends to stockholders; and

● Pension and postretirement plan contributions, including an anticipated contribution to the U.S. pension plan of $4.5 million during the remainder of fiscal 2024.

The Company’s primary uses of cash beyond the next twelve months are expected to be the same as those set forth above.

The Company expects to fund these uses of cash with existing cash on-hand, cash generated from net income over the next twelve months and additional borrowings from the revolving credit facility, if needed.  The Company anticipates that cash generated from net income, as a result of increased revenue as the Company works through its backlog, will have a favorable result on the Company’s cash flow from operations in the second half of fiscal 2024.  Inventory levels are expected to decline over the remainder of fiscal 2024.  Conversely, the Company has several capital projects underway which will result in higher capital spending than amounts spent in recent quarters which are expected to be funded by cash generated from operations or increased borrowings on the U.S. credit facility, if needed.

New Accounting Pronouncements

See Note 2. Recently Issued Accounting Standards in the Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2023. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies and estimates discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Form 10-K”) are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. The applicable critical accounting policies and estimates are also discussed in Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2023 Form 10-K. For the quarter ended December 31, 2023, there were no material changes to the critical accounting policies and estimates discussed in the 2023 Form 10-K.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2023, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of the 2023 Form 10-K.

Item 4.Controls and Procedures.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, including to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

There were no changes in the Company’s internal control over financial reporting during the quarter to which this Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of certain legal proceedings, see Note 7 in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

In connection with information set forth in this Form 10-Q, the risk factors disclosed in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 should be considered. These risks and uncertainties could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the risk factors disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Risks Related to the Proposed Merger

Uncertainties associated with the Merger with a subsidiary of Acerinox S.A. could adversely affect our business, results of operations, stock price and financial condition.

On February 4, 2024, the Company entered into the Merger Agreement with a subsidiary of Acerinox S.A. and Merger Sub. Pursuant to the Merger Agreement, the Company will merge with and into Merger Sub, with the Company continuing as the surviving corporation and an indirect wholly-owned subsidiary of Acerinox S.A. (the “Merger”). If the Merger is consummated, the Company’s common stock will be delisted from the Nasdaq Global Select Market and deregistered under the Exchange Act. Completion of the Merger is subject to various closing conditions, including, but not limited to, the receipt of required regulatory clearances, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other approvals and clearances pursuant to certain other antitrust and foreign investment laws applicable to the Merger. The regulatory agencies from which certain of these clearances will be sought have broad discretion in administering the governing regulations. As a condition to their clearance of the Merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Merger. Further, the completion of the Merger is subject to the approval of the Company’s stockholders holding a majority of the Company’s outstanding common stock. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. There’s no guarantee that all closing conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). In addition, the Merger may fail to close for other reasons.

The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption in and create uncertainties, which could have an adverse effect on our business, results of operations, stock price and financial condition, regardless of whether the Merger is completed, and could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe. These risks include, but are not limited to:

●	an adverse effect on our relationship with vendors, customers, and employees, including if our vendors, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
●	a diversion of a significant amount of management time and resources towards the completion of the Merger;

●	being subject to certain restrictions on the conduct of our business;
●	impacts on the price of our common stock;
●	the requirement that we pay a termination fee of $28.0 million to a subsidiary of Acerinox S.A. if the Merger Agreement is terminated under certain circumstances;
●	developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger;
●	stockholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;
●	possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger; and
●	difficulties attracting and retaining key employees.

Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.

The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains certain termination rights for us and a subsidiary of Acerinox S.A., including (i) if the Merger is not consummated on or before the “termination date” of February 4, 2025, (subject to an extension for two additional periods under certain circumstances for the purpose of obtaining certain regulatory approvals, in each case up to six months, (ii) if the other party breaches its representations, warranties or covenants in a manner that would cause the conditions to the closing of the Merger set forth in the Merger Agreement to not be satisfied and fails to cure such breach, (iii) if any law or order prohibiting the Merger or the transactions contemplated thereby has become final and non-appealable, or (iv) if the required approval by a majority of the Company’s stockholders is not obtained. If the Merger is not consummated, the price of our common stock may decline and you may not receive a price for your shares similar to what has been offered pursuant to the Merger.

In addition, if the Merger Agreement is validly terminated by a subsidiary of Acerinox S.A. under the circumstances set forth in the Merger Agreement, the Company will be required to pay a subsidiary of Acerinox S.A. a termination fee equal to $28.0 million. If the Company is required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, could have a material adverse effect on the Company’s financial condition and results of operations.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, we are restricted from soliciting, initiating, proposing, inducing, or knowingly encouraging or facilitating alternative acquisition proposals from third parties and/or providing non-public information to third parties in response to any inquiries regarding, or the submission of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal (as defined in the Merger Agreement). These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business that could harm our business relationships, financial condition, operating results, cash flows and business, including restrictions with respect to our ability to, among other things, subject to certain specified exceptions, (as set forth in the Merger Agreement): adopt, amend, modify or terminate any employee plans (as defined in the Merger Agreement); materially increase the compensation of any director, officer or employee; hire or terminate any employee earning above a certain salary or wage (other than in the ordinary course); compromise or settle certain legal proceedings; change our methods, principles or practices of financial accounting; incur capital expenditures above specified thresholds; freely issue securities; and incur indebtedness (subject to certain exceptions).  Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement. Such restrictions could prevent us from pursuing certain business opportunities that arise prior to the effective time of the Merger and are outside the ordinary course of business, and could otherwise adversely affect our business and operations prior to completion of the Merger.

Lawsuits may be filed against us relating to the Merger, which could adversely affect our business, financial condition and operating results.

Lawsuits relating to the Merger could be filed against the Company. Such litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. The outcome of any lawsuits filed against the Company would be uncertain, and we may not be successful in defending against any such claims. While we will defend against any lawsuits filed against the Company in connection with the Merger, the costs of the defense of such actions and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding the Company’s stock repurchases during the first quarter of fiscal 2024, comprising shares withheld by the Company from employees to satisfy income tax obligations related to stock-based compensation.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value[000's]) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2023	17,481	$45.16	—	$—
November 1-30, 2023	15,194	49.50	—	—
December 1-31, 2023	—	—	—	—
Total	32,675	$47.18	—

Item 5. Other Information.

During the first quarter of fiscal 2024, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1c of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in the SEC rules.

Item 6.Exhibits

Exhibit Number	Description
3.1

Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-140194 filed with the SEC on March 8, 2007).

3.2	Amended and Restated By-Laws of Haynes International, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2023).
10.1	Haynes International, Inc. 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Haynes International, Inc. Current Report on Form 8-K filed February 27, 2020).
10.2

Amendment No. 1 to Haynes International, Inc. 2020 Incentive Compensation Plan (incorporated by reference to Appendix A to the Haynes International, Inc. Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders filed January 21, 2022).

10.3

Form of Restricted Stock Award Agreement between Haynes International, Inc. and certain of its directors, issued pursuant to the Haynes International, Inc. 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to the Haynes International, Inc. Annual Report on Form 10-K filed November 18, 2021).

10.4

Form of Performance Share Award Agreement between Haynes International, Inc. and certain of its officers, issued pursuant to the Haynes International, Inc. 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to the Haynes International, Inc. Annual Report on Form 10-K filed November 18, 2021).

10.5

Form of Non-Qualified Stock Option Agreement between Haynes International, Inc. and certain of its officers, issued pursuant to the Haynes International, Inc. 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to the Haynes International, Inc. Annual Report on Form 10-K filed November 18, 2021).

10.6

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Condensed Consolidated Financial Statements; and (vii) the information under Part II, Item 5, “Other Information.”

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Michael Shor
Michael Shor
President and Chief Executive Officer
Date: February 5, 2024

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: February 5, 2024