Form 10-Q
period 2024-03-31
HAYNES INTERNATIONAL INC
filed 2024-05-09
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 6, 2024, the registrant had 12,782,892 shares of Common Stock, $0.001 par value per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1.        Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	March 31,
	2023	2024
ASSETS
Current assets:
Cash and cash equivalents	$10,723	$11,529
Accounts receivable, less allowance for credit losses of $459 and $489 at September 30, 2023 and March 31, 2024, respectively	106,292	100,736
Inventories	414,077	407,103
Income taxes receivable	2,372	2,856
Other current assets	5,702	6,340
Total current assets	539,166	528,564
Property, plant and equipment, net	142,540	143,855
Deferred income taxes	3,608	3,787
Other assets	10,523	11,408
Goodwill	4,789	4,789
Other intangible assets, net	5,655	5,457
Total assets	$706,281	$697,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,812	$44,888
Accrued expenses	18,201	18,812
Income taxes payable	336	172
Accrued pension and postretirement benefits	2,940	2,940
Deferred revenue - current portion	2,500	2,500
Total current liabilities	76,789	69,312
Revolving credit facilities - Long-term	114,843	103,213
Long-term debt	—	520
Long-term obligations (less current portion)	7,448	7,189
Deferred revenue (less current portion)	5,329	4,079
Deferred income taxes	3,686	3,757
Operating lease liabilities	362	1,417
Accrued pension benefits (less current portion)	14,019	11,631
Accrued postretirement benefits (less current portion)	49,481	50,362
Total liabilities	271,957	251,480
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized; 13,124,401 and 13,208,307 shares issued and 12,731,661 and 12,782,892 shares outstanding at September 30, 2023 and March 31, 2024, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, none issued)	—	—
Additional paid-in capital	277,713	279,699
Accumulated earnings	165,825	176,446
Treasury stock, (392,740 and 425,415 shares at September 30, 2023 and March 31, 2024, respectively)	(15,600)	(17,141)
Accumulated other comprehensive income	6,373	7,363
Total stockholders’ equity	434,324	446,380
Total liabilities and stockholders’ equity	$706,281	$697,860

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2024	2023	2024
Net revenues	$152,786	$152,458	$285,459	$299,815
Cost of sales	121,908	125,444	231,543	248,093
Gross profit	30,878	27,014	53,916	51,722
Selling, general and administrative expense	12,702	13,361	23,654	25,832
Research and technical expense	1,047	1,098	2,020	2,200
Operating income	17,129	12,555	28,242	23,690
Nonoperating retirement benefit income	(365)	(498)	(731)	(996)
Interest income	(10)	(26)	(16)	(49)
Interest expense	1,865	2,008	3,366	4,247
Income before income taxes	15,639	11,071	25,623	20,488
Provision for income taxes	3,290	2,520	5,535	4,235
Net income	$12,349	$8,551	$20,088	$16,253
Net income per share:
Basic	$0.98	$0.67	$1.59	$1.28
Diluted	$0.96	$0.66	$1.56	$1.26
Weighted Average Common Shares Outstanding
Basic	12,544	12,658	12,522	12,650
Diluted	12,787	12,851	12,766	12,825

Dividends declared per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2024	2023	2024
Net income	$12,349	$8,551	$20,088	$16,253
Other comprehensive income, net of tax:
Pension and postretirement	(393)	(608)	(786)	(1,217)
Foreign currency translation adjustment	1,935	(1,892)	7,739	2,207
Other comprehensive income (loss)	1,542	(2,500)	6,953	990
Comprehensive income	$13,891	$6,051	$27,041	$17,243

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31, 2023 and 2024
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance December 31, 2022	12,597,607	$13	$270,340	$139,976	$(15,504)	$(5,681)	$389,144
Net income				12,349			12,349
Dividends paid and accrued ($0.22 per share)				(2,811)			(2,811)
Other comprehensive income						1,542	1,542
Exercise of stock options	130,889		4,851				4,851
Issue restricted stock (less forfeitures)	4,300						—
Purchase of treasury stock	(1,548)				(87)		(87)
Stock compensation			771				771
Balance March 31, 2023	12,731,248	$13	$275,962	$149,514	$(15,591)	$(4,139)	$405,759

Balance December 31, 2023	12,782,992	$13	$278,591	$170,730	$(17,141)	$9,863	$442,056
Net income				8,551			8,551
Dividends paid and accrued ($0.22 per share)				(2,835)			(2,835)
Other comprehensive income (loss)						(2,500)	(2,500)
Issue restricted stock (less forfeitures)	(100)						—
Stock compensation			1,108				1,108
Balance March 31, 2024	12,782,892	$13	$279,699	$176,446	$(17,141)	$7,363	$446,380

	Six Months Ended March 31, 2023 and 2024
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2022	12,479,741	$13	$266,193	$135,040	$(14,666)	$(11,092)	$375,488
Net income				20,088			20,088
Dividends paid and accrued ($0.44 per share)				(5,614)			(5,614)
Other comprehensive income						6,953	6,953
Exercise of stock options	218,576		8,228				8,228
Issue restricted stock (less forfeitures)	38,033						—
Vesting of restricted stock	12,429						—
Purchase of treasury stock	(17,531)				(925)		(925)
Stock compensation			1,541				1,541
Balance March 31, 2023	12,731,248	$13	$275,962	$149,514	$(15,591)	$(4,139)	$405,759

Balance September 30, 2023	12,731,661	$13	$277,713	$165,825	$(15,600)	$6,373	$434,324
Net income				16,253			16,253
Dividends paid and accrued ($0.44 per share)				(5,632)			(5,632)
Other comprehensive income						990	990
Issue restricted stock (less forfeitures)	44,150						—
Vesting of restricted stock	39,756						—
Purchase of treasury stock	(32,675)				(1,541)		(1,541)
Stock compensation			1,986				1,986
Balance March 31, 2024	12,782,892	$13	$279,699	$176,446	$(17,141)	$7,363	$446,380

The accompanying notes are an integral part of these financial statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended March 31,
	2023	2024
Cash flows from operating activities:
Net income	$20,088	$16,253
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,932	8,507
Amortization	216	198
Pension and post-retirement expense	1,306	1,089
Change in long-term obligations	(41)	(28)
Stock compensation expense	1,541	1,986
Deferred revenue	(1,250)	(1,250)
Deferred income taxes	231	251
Loss on disposition of property	65	239
Change in assets and liabilities:
Accounts receivable	(1,134)	6,565
Inventories	(34,370)	8,801
Other assets	110	(432)
Accounts payable and accrued expenses	(8,888)	(7,327)
Income taxes	(2,346)	(639)
Accrued pension and postretirement benefits	(4,187)	(4,180)
Net cash provided by (used in) operating activities	(19,727)	30,033
Cash flows from investing activities:
Additions to property, plant and equipment	(7,292)	(10,896)
Net cash used in investing activities	(7,292)	(10,896)
Cash flows from financing activities:
Revolving credit facility borrowings	84,128	65,855
Revolving credit facility repayments	(50,849)	(77,485)
Long-term debt borrowings	—	520
Dividends paid	(5,603)	(5,714)
Proceeds from exercise of stock options	8,228	—
Payment for purchase of treasury stock	(925)	(1,541)
Payment for debt issuance cost	(245)	—
Payments on long-term obligations	(138)	(157)
Net cash provided by (used in) financing activities	34,596	(18,522)
Effect of exchange rates on cash	842	191
Increase in cash and cash equivalents:	8,419	806
Cash and cash equivalents:
Beginning of period	8,440	10,723
End of period	$16,859	$11,529
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$2,951	$3,937
Income taxes paid, net	$7,568	$4,462
Capital expenditures incurred but not yet paid	$1,159	$420
Dividends declared but not yet paid	$210	$116

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in Haynes International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months and six months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2024 or any other interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of Haynes International, Inc. and directly or indirectly wholly-owned subsidiaries (collectively, the “Company”).  All intercompany transactions and balances are eliminated.

Note 2.  Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848).  This new update provides optional expedients to ease the potential burden of accounting for the effects of reference rate reform as it pertains to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued.  These amendments were effective immediately and may be applied prospectively to modifications made or relationships entered into or evaluated on or before December 31, 2022.  This standard did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU2023-09, Income Taxes (Topic 740).  This new update provides for enhancements to income tax disclosures primarily related to the rate reconciliation and income taxes paid.  These enhanced disclosures will require a greater disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction.  The amendments in this update are effective for annual periods beginning after December 15, 2024 and may be applied prospectively.  Interim disclosures are not impacted by this update.  The Company is currently evaluating the impact of these amendments on its annual disclosures.

Note 3.  Revenues from Contracts with Customers

Contract Balances

As of September 30, 2023 and March 31, 2024, accounts receivable with customers were $106,751 and $101,225, respectively. Allowance for credit losses as of September 30, 2023 and March 31, 2024 were $459 and $489, respectively, and are presented within accounts receivable, less allowances for credit losses on the Consolidated Balance Sheets.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2023 and March 31, 2024, contract liabilities of $7,829 and $6,579, respectively, for the Titanium Metals Corporation agreement, as described in Note 8 in these Notes to Condensed Consolidated Financial Statement have been recorded. Additionally, contract liabilities of $810 and $850, respectively, were recorded for accrued product returns.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the three and six months ended March 31, 2023 and 2024.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2024	2023	2024
Net revenues
Aerospace	$66,612	$77,140	$131,130	$150,486
Chemical processing	28,605	17,669	51,320	38,448
Industrial gas turbine	32,420	35,587	58,445	70,970
Other markets	17,550	13,687	32,272	25,194
Total product revenue	145,187	144,083	273,167	285,098
Other revenue	7,599	8,375	12,292	14,717
Net revenues	$152,786	$152,458	$285,459	$299,815

Note 4.  Inventories

The following is a summary of the major classes of inventories:

	September 30,	March 31,
	2023	2024
Raw Materials	$42,602	$40,211
Work-in-process	229,120	205,191
Finished Goods	140,756	160,116
Other	1,599	1,585
	$414,077	$407,103

Note 5.  Income Taxes

Income tax expense for the three and six months ended March 31, 2023 and 2024 differed from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods.  The effective tax rate for the three months ended March 31, 2024 was 22.8% on $11,071 of income before income taxes compared to 21.0% on income before income taxes of $15,639 for the three months ended March 31, 2023.  The effective tax rate for the six months ended March 31, 2024 was 20.7% on $20,488 of income before income taxes compared to 21.6% on income before income taxes of $25,623 for the six months ended March 31, 2023.

Note 6.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and six months ended March 31, 2023 and 2024 were as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2023	2024	2023	2024	2023	2024	2023	2024
Service cost	$672	$752	$347	$290	$1,344	$1,504	$694	$580
Interest cost	2,772	2,950	800	716	5,544	5,900	1,600	1,432
Expected return	(3,419)	(3,364)	—	—	(6,838)	(6,728)	—	—
Amortizations	51	51	(570)	(850)	102	102	(1,140)	(1,701)
Net periodic benefit cost	$76	$389	$577	$156	$152	$778	$1,154	$311

The Company contributed $3,000 to its sponsored U.S. pension plans and $1,131 to its other post-retirement benefit plans for the six months ended March 31, 2024. The Company expects to make contributions of $3,000 to its U.S. pension plan and $1,713 to its other post-retirement benefit plan for the remainder of fiscal 2024.

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

The Company is required to, among other things, monitor groundwater and continue post-closure maintenance of the former disposal areas at each site. As a result, the Company is aware of elevated levels of certain contaminants in the groundwater, and additional testing and corrective action by the Company could be required.  The Company is unable to estimate the costs of any further corrective action at these sites, if required. Accordingly, the Company cannot assure that the costs of any future corrective action at these or any other current or former sites would not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

As of both September 30, 2023 and March 31, 2024, the Company has accrued $355 for post-closure monitoring and maintenance activities, of which $266 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at March 31, 2024.

Expected maturities of post-closure monitoring and maintenance activities (discounted)
Year Ending September 30,
2025	$62
2026	60
2027	63
2028	65
2029 and thereafter	16
$266

Note 8.  Deferred Revenue

On November 17, 2006, the Company entered into a 20-year agreement (the “Conversion Services Agreement”) to provide conversion services to Titanium Metals Corporation (“TIMET”) for up to ten million pounds of titanium metal annually. TIMET paid the Company a $50,000 up-front fee and will also pay the Company for its processing services during the 20-year term of the agreement at prices established by the terms of the agreement. TIMET may exercise an option to have ten million additional pounds of titanium converted annually, provided that it offers to loan up to $12,000 to the Company for certain capital expenditures which may be required to expand capacity. In addition to the volume commitment, the Company has granted TIMET a first priority security interest in its four-high Steckel rolling mill, along with rights of access if the Company enters into bankruptcy or defaults on any financing arrangements. The Company has agreed not to manufacture titanium products (other than cold reduced titanium tubing). The Company has also agreed not to provide titanium hot-rolling conversion services to any entity other than TIMET for the term of the Conversion Services Agreement.

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

Note 9.  Goodwill and Other Intangible Assets, Net

The Company has goodwill, trademarks, customer relationships and other intangibles as of March 31, 2024.  Customer relationships have a definite life and are amortized over a period of fifteen years.  The Company reviews customer relationships for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of the asset to the undiscounted cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), and more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment was recognized in the six months ended March 31, 2024 because the fair value exceeded the carrying values in that period.

During the first six months of fiscal 2024, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships and other intangibles was $90 and $98 for the three-month periods ended March 31, 2023 and 2024, respectively and $216 and $198 for the six-month periods ended March 31, 2023 and 2024, respectively.  The following represents a summary of intangible assets at September 30, 2023 and March 31, 2024.

	Gross	Accumulated	Carrying
September 30, 2023	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(1,257)	843
Other	1,080	(68)	1,012
	$6,980	$(1,325)	$5,655

	Gross	Accumulated	Carrying
March 31, 2024	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(1,321)	779
Other	1,080	(202)	878
	$6,980	$(1,523)	$5,457

Estimated future Aggregate Amortization Expense:
Year Ending September 30,
2024	$198
2025	393
2026	390
2027	318
2028	113
Thereafter	245

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands, except share and per share data)	2023	2024	2023	2024
Numerator: Basic and Diluted
Net income	$12,349	$8,551	$20,088	$16,253
Dividends paid and accrued	(2,811)	(2,835)	(5,614)	(5,632)
Undistributed income	9,538	5,716	14,474	10,621
Percentage allocated to common shares (a)	99.2%	99.3%	99.2%	99.3%
Undistributed income allocated to common shares	9,463	5,675	14,361	10,542
Dividends paid on common shares outstanding	2,789	2,814	5,570	5,590
Net income available to common shares	12,252	8,489	19,931	16,132
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,544,388	12,657,818	12,522,323	12,649,965
Adjustment for dilutive potential common shares	242,331	193,270	243,459	175,439
Weighted average shares outstanding - Diluted	12,786,719	12,851,088	12,765,782	12,825,404

Basic net income per share	$0.98	$0.67	$1.59	$1.28
Diluted net income per share	$0.96	$0.66	$1.56	$1.26

Number of stock option shares excluded as their effect would be anti-dilutive	214,890	230,096	223,565	229,837
Number of restricted stock shares excluded as their effect would be anti-dilutive	40,899	37,244	43,824	48,392
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	5,574	3,829	6,353	4,545
Number of performance share awards excluded as their effect would be anti-dilutive	41,400	38,489	42,280	29,739

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,544,388	12,657,818	12,522,323	12,649,965
Unvested participating shares	98,877	91,710	98,887	94,397
	12,643,265	12,749,528	12,621,210	12,744,362

Note 11.  Stock-Based Compensation

Restricted Stock

The following table summarizes the activity under the 2020 Incentive Compensation Plan with respect to restricted stock for the six months ended March 31, 2024:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2023	89,843	$37.17
Granted	38,675	$48.63
Forfeited / Canceled	(100)	$46.46
Vested	(42,283)	$26.56
Unvested at March 31, 2024	86,135	$47.51
Expected to vest	86,135	$47.51

Compensation expense related to restricted stock for the three months ended March 31, 2023 and 2024 was $340 and $521, respectively, and for the six months ended March 31, 2023 and 2024 was $646 and $877, respectively.  The remaining unrecognized compensation expense related to restricted stock at March 31, 2024 was $2,450, to be recognized over a weighted average period of 1.53 years.  During the first six months of fiscal 2024, the Company repurchased 32,675 shares of stock from employees at an average purchase price of $47.18 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

The following table summarizes the activity under the 2016 Incentive Compensation Plan and the 2020 Incentive Compensation Plan with respect to deferred restricted stock for the six months ended March 31, 2024.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2023	8,974	$49.19
Granted	5,575	$48.63
Vested and deferred	(8,974)	$49.19
Unvested and deferred at March 31, 2024	5,575	$48.63
Vested and deferred at March 31, 2024	30,325	$36.61

Compensation expense related to deferred restricted stock for the three months ended March 31, 2023 and 2024 was $98 and $80, respectively, and for the six months ended March 31, 2023 and 2024 was $157 and $182, respectively. The remaining unrecognized compensation expense related to deferred restricted stock at March 31, 2024 was $181, to be recognized over a weighted average period of  0.67 years.

Performance Shares

The following table summarizes the activity under the 2020 Incentive Compensation Plan with respect to performance shares for the six months ended March 31, 2024.

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2023	70,749	$48.60
Granted	24,375	$60.40
Vested	(31,804)	$28.23
Forfeited / Canceled	—	$0.00
Unvested at March 31, 2024	63,320	$63.37

During the first six months of fiscal 2024, 31,804 performance share awards vested, which resulted in the issuance of 39,756 shares of stock to certain employees.  The Company repurchased 17,481 shares of stock from employees at an average purchase price of $45.16 to satisfy required withholding taxes upon release of these vested performance share awards.  Compensation expense related to the performance shares for the three months ended March 31, 2023 and 2024 was $365 and $354, respectively and for the six months ended March 31, 2023 and 2024 was $606 and $621, respectively.  The remaining unrecognized compensation expense related to performance shares at March 31, 2024 was $2,226 to be recognized over a weighted average period of 1.57 years.

Stock Options

The Company has elected to use the Black-Scholes option pricing model to estimate fair value, which incorporates various assumptions including volatility, expected life, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards.  The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant.   The following assumptions were used for grants during the six months ended March 31, 2024:

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
November 21, 2023	$18.48	1.81%	4.44%	43.63%	5	years

The stock-based employee compensation expense for stock options for the three months ended March 31, 2023 and 2024 was $186 and $154, respectively and for the six months ended March 31, 2023 and 2024 was $351 and $305, respectively.  The remaining unrecognized compensation expense at March 31, 2024 was $1,099, to be recognized over a weighted average vesting period of 1.79 years.

The following table summarizes the activity under the 2007 Incentive Compensation Plan, the 2016 Incentive Compensation Plan and the 2020 Incentive Compensation Plan with respect to stock options for the six months ended March 31, 2024 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2023	498,548		$33.96
Granted	42,725		$48.63
Exercised	—		$0.00
Forfeited/Surrendered	—		$0.00
Outstanding at March 31, 2024	541,273	$13,531	$35.12	6.07	yrs.
Vested or expected to vest	517,726	$12,928	$35.15	5.28	yrs.
Exercisable at March 31, 2024	463,667	$12,592	$32.96	5.56	yrs.

Note 12.  Dividend

In the first and second quarters of fiscal 2024, the Company declared and paid quarterly cash dividends of $0.22 per outstanding share of the Company’s common stock.  The first quarter dividend was paid on December 15, 2023 to stockholders of record at the close of business on December 1, 2023 and the second quarter dividend was paid on March 15, 2024 to stockholders of record at the close of business on March 1, 2024.  The dividend cash pay-outs were $2,804 for each of the first and second quarters of fiscal 2024.

On May 1, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable June 14, 2024 to stockholders of record at the close of business on May 31, 2024.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2023
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2022	$(17,121)	$24,020	$(12,580)	$(5,681)
Other comprehensive income before reclassifications	—	—	1,935	1,935
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	52	—	—	52
Actuarial gains (losses) (1)	7	(569)	—	(562)
Tax benefit	(13)	130	—	117
Net current-period other comprehensive income (loss)	46	(439)	1,935	1,542
Accumulated other comprehensive income (loss) as of March 31, 2023	$(17,075)	$23,581	$(10,645)	$(4,139)

	Three Months Ended March 31, 2024
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of December 31, 2023	$(15,541)	$32,960	$(7,556)	$9,863
Other comprehensive income (loss) before reclassifications	—	—	(1,892)	(1,892)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	52	—	—	52
Actuarial gains (losses) (1)	7	(850)	—	(843)
Tax benefit	(14)	197	—	183
Net current-period other comprehensive income (loss)	45	(653)	(1,892)	(2,500)
Accumulated other comprehensive income (loss) as of March 31, 2024	$(15,496)	$32,307	$(9,448)	$7,363

	Six Months Ended March 31, 2023
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2022	$(17,165)	$24,457	$(18,384)	$(11,092)
Other comprehensive income before reclassifications	—	—	7,739	7,739
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	103	—	—	103
Actuarial gains (losses) (1)	14	(1,139)	—	(1,125)
Tax provision (benefit)	(27)	263	—	236
Net current-period other comprehensive income (loss)	90	(876)	7,739	6,953
Accumulated other comprehensive income (loss) as of March 31, 2023	$(17,075)	$23,581	$(10,645)	$(4,139)

	Six Months Ended March 31, 2024
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2023	$(15,586)	$33,614	$(11,655)	$6,373
Other comprehensive income before reclassifications	—	—	2,207	2,207
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	103	—	—	103
Actuarial gains (losses) (1)	15	(1,701)	—	(1,686)
Tax provision (benefit)	(28)	394	—	366
Net current-period other comprehensive income (loss)	90	(1,307)	2,207	990
Accumulated other comprehensive income (loss) as of March 31, 2024	$(15,496)	$32,307	$(9,448)	$7,363

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 15.  Long-term Obligations

The following table sets forth the components of the Company’s Long-term obligations as of September 30, 2023 and March 31, 2024.

	September 30,	March 31,
	2023	2024
Finance lease obligations	$7,118	$6,970
Environmental post-closure monitoring and maintenance activities	355	355
Long-term disability	189	179
Deferred dividends	198	116
Less amounts due within one year	(412)	(431)
Long-term obligations (less current portion)	$7,448	$7,189

Note 16.  Debt

Revolving credit facility and Other long-term debt

On June 20, 2023, the Company and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), entered into Amendment No. 3 to Credit Agreement (the “Amendment”) which amended that certain Credit Agreement, dated October 19, 2020 (as amended by that certain Amendment No. 1 to Credit Agreement dated August 30, 2022, by that certain Increase Joinder Regarding Incremental Revolving Commitments and Amendment No. 2 to Credit Agreement dated October 7, 2022, and by the Amendment, the “Credit Agreement”).  The Credit Agreement provides for revolving loans in the maximum amount of $200,000, subject to a borrowing base and certain reserves.

As of March 31, 2024, the amounts borrowed by the Company under the Credit Agreement totaled $103,213 which is classified as long-term on the Consolidated Balance Sheet.  Borrowings under the Credit Agreement bear interest at the Company’s option, at either the Prime Rate (as defined in the Credit Agreement), plus 1.00% - 1.50% per annum, or the adjusted daily simple SOFR (as defined in the Credit Agreement) used by the Lenders (as defined in the Credit Agreement), plus 2.00% - 2.50% per annum.  The Credit Agreement matures on June 20, 2028.

The Company must pay monthly, in arrears, a commitment fee of 0.375% per annum on the unused amount of the revolving credit facility total commitment.  For letters of credit, the Company must pay a fronting fee of 0.125% per annum as well as customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than the greater of (i) 15.0% of the maximum credit revolving loan amount and (ii) $25,000. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. The Company may pay quarterly cash dividends up to $3,500 per fiscal quarter so long as the Company is not in default under the Credit Agreement and the related Security Agreement (as defined in the Credit Agreement).  As of March 31, 2024, the Company was in compliance with the covenants of the Credit Agreement.

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

On October 12, 2023, the Company entered into a capital equipment financing agreement with Bank of America Leasing & Capital, LLC that allows the Company to borrow against certain capital equipment purchases.  As of March 31, 2024, the Company had outstanding borrowings of $520 under this financing agreement that allows for borrowings up to an aggregate total of $6,000 and is classified on the balance sheet as Long-term debt.  Borrowings under this financing agreement bear interest at the greater of the one-month Secured Overnight Financing Rate (SOFR) or 0% plus a spread adjustment of 0.11448%, plus 2.25% per annum.  Additional borrowings under this financing agreement expired on March 31, 2024.

Note 17.  Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contracts as hedges, therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of September 30, 2023 and March 31, 2024, there were no contracts that remain unsettled.  As a result, there was no impact to the Consolidated Balance Sheets from those contracts as of September 30, 2023 or March 31, 2024.  Foreign exchange contract gains and losses are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2024	2023	2024
Foreign currency transactional income (loss)	$(478)	$163	$(2,329)	$(458)
Foreign exchange forward contract gain (loss)	$113	$(455)	$1,986	$(331)
Net gain loss included in selling, general and administrative expense	$(365)	$(292)	$(343)	$(789)

●

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.  In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning overall volume and pricing trends, cost reduction strategies and their anticipated impact on our results, capital expenditures, expected borrowings under the Company’s revolving credit facility, dividends, capital allocation strategies and their expected results, operations and demand for our products, the benefits of the proposed acquisition of the Company by a subsidiary of Acerinox S.A. and the associated integration plans, capital expenditure commitments, anticipated future operating performance and results of the Company, the expected management and governance of the Company following the acquisition and expected timing of the closing of the proposed acquisition and other transactions contemplated by the merger agreement governing the proposed acquisition (the “Merger Agreement”).  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are difficult to predict and are generally outside the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements.  These risks and uncertainties include, without limitation, those risks set forth in Part II, Item 1A “Risk Factors” in this Form 10-Q and Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Proposed Merger Transaction with Acerinox S.A.

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

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company's common stock that is issued and outstanding as of immediately prior to the Effective Time (other than shares of common stock (i) held by the Company as treasury stock as of immediately prior to the Effective Time, (ii) owned by such subsidiary of Acerinox S.A. or any of its subsidiaries as of immediately prior to the Effective Time or (iii) owned by stockholders who have properly exercised appraisal rights under Delaware law) will be automatically cancelled, extinguished and converted into the right to receive $61.00 per share in cash, without interest thereon.

As a result of the Merger, the Company will become an indirect wholly-owned subsidiary of Acerinox S.A. The completion of the Merger is subject to certain customary closing conditions, including, among others, the adoption of the Merger Agreement by the Company's stockholders, which was adopted on April 16, 2024, and the expiration or termination of the applicable waiting period under the HSR Act, which expired on March 18, 2024, and the receipt of regulatory clearances pursuant to certain other antitrust and foreign investment laws applicable to the Merger.

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

Dividends Paid and Declared

In the first and second quarters of fiscal 2024, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The first quarter dividend was paid on December 15, 2023 to stockholders of record at the close of business on December 1, 2023 and the second quarter dividend was paid on March 15, 2024 to stockholders of record at the close of business on March 1, 2024.  The dividend cash pay-outs were $2.8 million for each of the first and second quarters of fiscal 2024 based on the number of shares outstanding.

On May 1, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable on June 14, 2024 to stockholders of record at the close of business on May 31, 2024.  Any future dividends will be at the discretion of the Board of Directors.

Capital Spending

Capital investment in the first six months of fiscal 2024 was $10.9 million, and total planned capital spending for fiscal 2024 is expected to be between $22.0 million and $28.0 million.

Volume and Pricing

Volume shipped in the second quarter of fiscal 2024 was 4.6 million pounds, which was 0.6% lower than the second quarter of fiscal 2023 and was 1.9% lower sequentially than the first quarter of fiscal 2024.  During the first quarter of fiscal 2024, we had an unplanned three-week outage at our 4-high hot rolling mill which delayed production and impacted shipments during the second quarter of fiscal 2024; however, a significant portion of the delayed shipments are expected to be made up in the second half of fiscal 2024.

Aerospace volume increased by 8.9% and the aerospace average selling price per pound increased by 6.3% during the second quarter of fiscal 2024 compared to last year’s second quarter, resulting in a 15.8%, or $10.5 million, aerospace revenue increase compared to the prior year. Single-aisle commercial aircraft demand remains strong.  Industrial gas turbine (IGT) volumes increased by 19.5% compared to last year’s second quarter; however, IGT average selling price decreased 8.2%, resulting in a 9.8%, or $3.2 million, IGT revenue increase compared to the prior year. Volume and sales growth in IGT was a result of solid customer demand and the Company’s market share growth strategy. The combined shipped pounds of aerospace and IGT exceeded 83% of the total pounds shipped for the quarter.  Volumes in the chemical processing industry (CPI) decreased by 41.8% year-over-year, partially offset by CPI average selling price increasing 6.1%.  The net resulted in an 38.2%, or $10.9 million, CPI revenue decrease compared to the prior year. Other markets revenue decreased 22.0%; however, other revenue increased by 10.2%.  The revenue decreases in CPI and Other Markets were due to mix management actions related to low-margin commoditized products as well as the three-week 4-high mill outage during the first quarter of fiscal 2024 which adversely impacted product available to sell in the second quarter of fiscal 2024.

The Company has an ongoing strategy of increasing margins.  This has been achieved by reducing processing costs as well as increasing pricing for the high-value, differentiated products and services it offers. The Company implemented multiple price increases for its contract and non-contract business as market conditions improved and in response to higher inflation.  Customer long-term agreements typically have adjustors for specific raw material prices and for changes in the producer price index to help cover general inflationary items.  The product average selling price per pound in the second quarter of fiscal 2024 was $31.05, which was a 4.1% increase over the first quarter of fiscal 2024, primarily due to the noted price increases, raw material adjustors and product mix changes.

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
		Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
(dollars in thousands)	2022	2023	2023	2023	2023	2024
Net Revenues	$132,673	$152,786	$143,901	$160,596	$147,357	$152,458
Gross Profit	$23,038	$30,878	$26,062	$29,782	$24,708	$27,014
Gross Profit Margin %	17.4%	20.2%	18.1%	18.5%	16.8%	17.7%

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

Gross profit margin was 17.7% in the second quarter of fiscal 2024 compared to 20.2% in the same period last year and 16.8% in the first quarter of fiscal 2024.  Volatility of raw materials, specifically nickel and cobalt, have impacted gross margins.  During fiscal 2022 this impact was favorable due to rising raw material prices that drove increased gross margins; however, in fiscal 2023 the raw material impact turned unfavorable primarily due to cobalt prices decreasing.  The raw material impact continued to be unfavorable in the first and second quarters of fiscal 2024 due to nickel prices decreasing which lowered gross margins.  The estimated impact from raw material volatility in the second quarter of fiscal 2024 was a headwind of $5.3 million that compressed gross margin by an estimated 3.5%, compared to last year’s second quarter which had a lower raw material impact of $1.7 million that compressed gross margin by only 1.1%.  Gross profit margin, excluding the impact of raw material prices was very similar in the second quarter of fiscal 2024 compared to last year’s second quarter.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2022	2023	2023	2023	2023	2024
Backlog(1)
Dollars (in thousands)	$408,181	$446,749	$468,132	$460,370	$448,786	$438,625
Pounds (in thousands)	13,640	14,177	14,632	14,635	13,755	12,952
Average selling price per pound	$29.93	$31.51	$31.99	$31.46	$32.63	$33.87
Average nickel price per pound
London Metals Exchange(2)	$13.08	$10.56	$9.61	$8.90	$7.43	$7.90
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

Backlog was $438.6 million at March 31, 2024, a decrease of $10.2 million, or 2.3% from the end of the first quarter of fiscal 2024 and a decrease of $8.1 million, or 1.8% from the same period of fiscal 2023.  Backlog pounds decreased 5.8% during the second quarter of fiscal 2024 from the end of the first quarter of fiscal 2024 to approximately 13.0 million pounds, predominantly due to reduced production lead times on certain products thereby reducing the amount of orders needing to be placed further out in the year.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2022	2023	2023	2023	2023	2024
Net revenues (in thousands)
Aerospace	$64,518	$66,612	$77,456	$81,805	$73,346	$77,140
Chemical processing	22,715	28,605	17,696	23,003	20,779	17,669
Industrial gas turbines	26,025	32,420	28,073	34,213	35,383	35,587
Other markets	14,722	17,550	13,416	14,599	11,507	13,687
Total product revenue	127,980	145,187	136,641	153,620	141,015	144,083
Other revenue	4,693	7,599	7,260	6,976	6,342	8,375
Net revenues	$132,673	$152,786	$143,901	$160,596	$147,357	$152,458

Shipments by markets (in thousands of pounds)
Aerospace	2,187	1,982	2,376	2,533	2,154	2,159
Chemical processing	786	845	462	653	670	492
Industrial gas turbines	1,289	1,430	1,311	1,412	1,693	1,709
Other markets	290	410	278	269	213	281
Total shipments	4,552	4,667	4,427	4,867	4,730	4,641

Average selling price per pound
Aerospace	$29.50	$33.61	$32.60	$32.30	$34.05	$35.73
Chemical processing	28.90	33.85	38.30	35.23	31.01	35.91
Industrial gas turbines	20.19	22.67	21.41	24.23	20.90	20.82
Other markets	50.77	42.80	48.26	54.27	54.02	48.71
Total product (product only; excluding other revenue)	28.12	31.11	30.87	31.56	29.81	31.05
Total average selling price (including other revenue)	$29.15	$32.74	$32.51	$33.00	$31.15	$32.85

Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Three Months Ended March 31,				Change
	2023		2024		Amount	%
Net revenues	$152,786	100.0%	$152,458	100.0%	$(328)	(0.2)%
Cost of sales	121,908	79.8%	125,444	82.3%	3,536	2.9%
Gross profit	30,878	20.2%	27,014	17.7%	(3,864)	(12.5)%
Selling, general and administrative expense	12,702	8.3%	13,361	8.8%	659	5.2%
Research and technical expense	1,047	0.7%	1,098	0.7%	51	4.9%
Operating income	17,129	11.2%	12,555	8.2%	(4,574)	(26.7)%
Nonoperating retirement benefit income	(365)	(0.2)%	(498)	(0.3)%	(133)	36.4%
Interest income	(10)	(0.0)%	(26)	(0.0)%	(16)	160.0%
Interest expense	1,865	1.2%	2,008	1.3%	143	7.7%
Income before income taxes	15,639	10.2%	11,071	7.3%	(4,568)	(29.2)%
Provision for income taxes	3,290	2.2%	2,520	1.7%	(770)	(23.4)%
Net income	$12,349	8.1%	$8,551	5.6%	$(3,798)	(30.8)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Three Months Ended
	March 31,		Change
By market	2023	2024	Amount	%
Net revenues (dollars in thousands)
Aerospace	$66,612	$77,140	$10,528	15.8%
Chemical processing	28,605	17,669	(10,936)	(38.2)%
Industrial gas turbine	32,420	35,587	3,167	9.8%
Other markets	17,550	13,687	(3,863)	(22.0)%
Total product revenue	145,187	144,083	(1,104)	(0.8)%
Other revenue	7,599	8,375	776	10.2%
Net revenues	$152,786	$152,458	$(328)	(0.2)%
Pounds by market (in thousands)
Aerospace	1,982	2,159	177	8.9%
Chemical processing	845	492	(353)	(41.8)%
Industrial gas turbine	1,430	1,709	279	19.5%
Other markets	410	281	(129)	(31.5)%
Total shipments	4,667	4,641	(26)	(0.6)%
Average selling price per pound
Aerospace	$33.61	$35.73	$2.12	6.3%
Chemical processing	33.85	35.91	2.06	6.1%
Industrial gas turbine	22.67	20.82	(1.85)	(8.2)%
Other markets	42.80	48.71	5.91	13.8%
Total product (excluding other revenue)	31.11	31.05	(0.06)	(0.2)%
Total average selling price (including other revenue)	$32.74	$32.85	$0.11	0.3%

Net Revenues.  Net revenues were $152.5 million in the second quarter of fiscal 2024, a decrease of $0.3 million or 0.2% from the same period of fiscal 2023 due to a decrease in pounds sold of 0.03 million or 0.6% and a decrease in product average selling price per pound of $0.06 or 0.2%, partially offset by higher other revenue of $0.8 million.  The small decrease in product average selling price per pound largely reflected lower market prices of raw materials, which decreased product average selling price per pound by approximately $2.53 compared to the second quarter of fiscal 2023.  This was partially offset by a favorable product mix, which increased product average selling price per pound by approximately $1.43 and price increases and other pricing factors, which increased average selling price per pound by approximately $1.04.

The aerospace market has experienced increased demand as inventory throughout the aerospace supply chain continues to be replenished in response to the increase in engine builds. The increase in average selling price per pound in the aerospace market largely reflected an improved product mix which increased average selling price per pound by approximately $3.45 and price increases and other pricing factors, which increased average selling price per pound by approximately $1.21, partially offset by lower market prices of raw materials, which decreased average selling price per pound by approximately $2.54.

Volume to the chemical processing market in the second quarter of fiscal 2024 was 41.8% lower than the second quarter of fiscal 2023 primarily due to mix-management of products shipments away from lower-value commodity alloys towards high-value differentiated products in the aerospace and industrial gas turbine markets.  The increase in average selling price per pound in the chemical processing market reflected price increases and other sales factors, which increased average selling price per pound by approximately $2.60 and a change in product mix, which increased average selling price per pound by approximately $2.29, partially offset by lower market prices of raw materials, which decreased average selling price per pound by approximately $2.83.

Volume to the industrial gas turbine market was 19.5% higher in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023 driven by increased global demand for electric power and an increased focus on reducing greenhouse gas emissions which requires larger, more efficient gas turbines.  The decrease in average selling price per pound in the industrial gas turbine market reflected lower market prices of raw materials, which decreased average selling price per pound by approximately $2.53 and a change in product mix, which decreased average selling price per pound by approximately $0.34, partially offset by price increases and other sales factors, which increased average selling price per pound by approximately $1.02.

Volume to other markets in the second quarter of fiscal 2024 was 31.5% lower than the second quarter of fiscal 2023 primarily due to the timing of special projects.  The increase in average selling price per pound increase to other markets reflected a change in product mix, which increased average selling price per pound by approximately $7.99, partially offset by lower market prices of raw materials, which decreased average selling price per pound by $2.08.

Other Revenue.  The increase in other revenue was due primarily to increased sales of conversion services.

Cost of Sales. Cost of sales as a percentage of revenues in the second quarter of fiscal 2024 was higher than the second quarter of fiscal 2023 due to higher raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices.

Gross Profit.  Gross profit in the second quarter of fiscal 2024 was lower than the second quarter of fiscal 2023 driven by higher raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices.

Selling, General and Administrative Expense.  The increase in selling, general and administrative expense in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023 was largely driven by $0.5 million of costs incurred as a result of the proposed merger with Acerinox S.A. and $0.2 million of losses on the disposal of capital equipment.

Nonoperating retirement benefit expense (income).  The higher nonoperating retirement benefit recorded was primarily driven by a decrease in the discount rate used in the actuarial valuation of the U.S. pension plan liability as of September 30, 2023, which resulted in higher amortization of actuarial gains in the second quarter of fiscal 2024 when compared to the second quarter of fiscal 2023.  This was partially offset by a higher interest cost component of nonoperating retirement benefit income in the second quarter of fiscal 2024 when compared to the second quarter of fiscal 2023.

Interest expense.  The increase in interest expense in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023 was largely driven by higher average borrowings on the Company’s revolving credit facility and higher interest rates.

Income Taxes.  The decrease in income tax expense was primarily driven by the decrease in income before income taxes of $4.6 million.  Income tax expense in the second quarter of fiscal 2024 as a percentage of income before income taxes was 22.8% as compared to 21.0% in the second quarter of fiscal 2023.

Results of Operations for the Six Months Ended March 31, 2024 Compared to the Six Months Ended March 31, 2023

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods.

	Six Months Ended March 31,				Change
	2023		2024		Amount	%
Net revenues	$285,459	100.0%	$299,815	100.0%	$14,356	5.0%
Cost of sales	231,543	81.1%	248,093	82.7%	16,550	7.1%
Gross profit	53,916	18.9%	51,722	17.3%	(2,194)	(4.1)%
Selling, general and administrative expense	23,654	8.3%	25,832	8.6%	2,178	9.2%
Research and technical expense	2,020	0.7%	2,200	0.7%	180	8.9%
Operating income	28,242	9.9%	23,690	7.9%	(4,552)	(16.1)%
Nonoperating retirement benefit expense (income)	(731)	(0.3)%	(996)	(0.3)%	(265)	36.3%
Interest income	(16)	(0.0)%	(49)	(0.0)%	(33)	206.3%
Interest expense	3,366	1.2%	4,247	1.4%	881	26.2%
Income before income taxes	25,623	9.0%	20,488	6.8%	(5,135)	(20.0)%
Provision for income taxes	5,535	1.9%	4,235	1.4%	(1,300)	(23.5)%
Net income	$20,088	7.0%	$16,253	5.4%	$(3,835)	(19.1)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown.

	Six Months Ended
	March 31,		Change
	2023	2024	Amount	%
Net revenues (dollars in thousands)
Aerospace	$131,130	$150,486	$19,356	14.8%
Chemical processing	51,320	38,448	(12,872)	(25.1)%
Industrial gas turbine	58,445	70,970	12,525	21.4%
Other markets	32,272	25,194	(7,078)	(21.9)%
Total product revenue	273,167	285,098	11,931	4.4%
Other revenue	12,292	14,717	2,425	19.7%
Net revenues	$285,459	$299,815	$14,356	5.0%
Pounds by market (in thousands)
Aerospace	4,169	4,313	144	3.5%
Chemical processing	1,631	1,162	(469)	(28.8)%
Industrial gas turbine	2,719	3,402	683	25.1%
Other markets	700	494	(206)	(29.4)%
Total shipments	9,219	9,371	152	1.6%
Average selling price per pound
Aerospace	$31.45	$34.89	$3.44	10.9%
Chemical processing	31.47	33.09	1.62	5.1%
Industrial gas turbine	21.50	20.86	(0.64)	(3.0)%
Other markets	46.10	51.00	4.90	10.6%
Total product (excluding other revenue)	29.63	30.42	0.79	2.7%
Total average selling price (including other revenue)	$30.96	$31.99	$1.03	3.3%

Net Revenues.  Net revenues were $299.8 million in the first six months of fiscal 2024, an increase of 5.0% from $285.5 million in the same period of fiscal 2023 due to average selling price per pound increases in the aerospace, chemical processing and other markets and increases in volume in the aerospace and industrial gas turbine markets, partially offset by lower volumes in the chemical processing and other markets and lower average selling price per pound in the IGT market.  The 2.7% increase in product average selling price per pound largely reflected price increases and other sales factors, which increased average selling price per pound by approximately $1.78 and product mix which increased average selling price per pound by approximately $1.43, partially offset by lower market prices of raw materials which decreased average selling price per pound by approximately $2.42.

The aerospace market has experienced increased demand as inventory throughout the aerospace supply chain continues to be replenished in response to the increase in engine builds. The increase in average selling price per pound in the aerospace market largely reflected a change in product mix, which increased average selling price per pound by approximately $3.82, and price increases and other pricing factors, which increased average selling price per pound by approximately $1.98, partially offset by a decrease in market prices of raw materials, which decreased average selling price per pound by approximately $2.36.

Volume to the chemical processing market in the first six months of fiscal 2024 was 28.8% lower than the first six months of fiscal 2023 primarily due to fewer special project shipments and the mix-management of product shipments away from lower-value commodity alloys.  The increase in average selling price per pound in the chemical processing market reflected price increases and other sales factors, which increased average selling price per pound by approximately $2.89 and a change in product mix, which increased average selling price per pound by approximately $1.49, partially offset by lower market prices of raw materials, which decreased average selling price per pound by approximately $2.76.

Volume to the industrial gas turbine market in the first six months of fiscal 2024 was 25.1% higher than the first six months of fiscal 2023 driven by increased global demand for electric power and an increased focus on reducing greenhouse gas emissions which requires larger, more efficient gas turbines.  The decrease in average selling price per pound in the industrial gas turbine market reflected lower market prices of raw materials, which decreased average selling price per pound by approximately $2.42, partially offset by price increases and other sales factors, which increased average selling price per pound by approximately $1.70 and a change in product mix, which increased average selling price per pound by approximately $0.08.

Volume to other markets in the first six months of fiscal 2024 decreased 29.4% from the first six months of fiscal 2023 due to timing of special projects.  The increased average selling price per pound to other markets reflected a change in product mix, which increased average selling price per pound by approximately $7.06, partially offset by lower market prices of raw materials, which decreased average selling price per pound by $2.16.

Other Revenue.   The increase in other revenue was due primarily to increased sales of conversion services.

Cost of Sales.  Cost of sales as a percentage of revenues in the first six months fiscal 2024 was higher than the first six months of  fiscal 2023 due to higher raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices.

Gross Profit.  Gross profit in the first six months of fiscal 2024 decreased compared to the same period of fiscal 2023 year as gross profit in the first six months of fiscal 2024 was more adversely impacted by higher raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices, which decreased gross profit.

Selling, General and Administrative Expense.  The increase in selling, general and administrative expense in the first six months of fiscal 2024 as compared to the same period of fiscal 2023 was largely driven by costs incurred related to the Company’s proposed merger with Acerinox S.A., higher foreign exchange losses and higher compensation and consulting costs.

Nonoperating retirement benefit expense (income).  The higher nonoperating retirement benefit recorded was primarily driven by a decrease in the discount rate used in the actuarial valuation of the U.S. pension plan liability as of September 30, 2023, which resulted in higher amortization of actuarial gains in the first six months of fiscal 2024 when compared to the first six months of fiscal 2023.  This was partially offset by a higher interest cost component of nonoperating retirement benefit income in the first six months of fiscal 2024 when compared to the first six months of fiscal 2023.

Interest Expense.  The increase in interest expense in the first six months of fiscal 2024 as compared to the first six months of fiscal 2023 was driven by higher borrowings against the Company’s revolving credit facility along with higher borrowing rates.

Income Taxes.  The decrease in income tax expense was driven primarily by a decrease in income before income taxes of $5.1 million along with the vesting of stock-based compensation awards that reduced expense by approximately $0.4 million during the first six months of fiscal 2024.  Income tax expense in the first six months of fiscal 2024 as a percentage of income before income taxes was 20.7% as compared to 21.6% in the first six months of fiscal 2023.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $444.1 million as of March 31, 2024, a decrease of $5.2 million, or 1.2%, from $449.4 million as of September 30, 2023. The decrease resulted primarily from inventory decreasing by $7.0 million and accounts receivable decreasing by $5.6 million, partially offset by accounts payable and accrued expenses decreasing by $7.3 million during the first six months of fiscal 2024.

Liquidity and Capital Resources

Comparative cash flow analysis

The Company had cash and cash equivalents of $11.5 million as of March 31, 2024, inclusive of $9.7 million that was held by foreign subsidiaries in various currencies, compared to $10.7 million as of September 30, 2023.  Additionally, the Company had $103.2 million of borrowings against the $200.0 million line of credit outstanding with remaining capacity available of $96.8 million as of March 31, 2024, putting total liquidity at $108.3 million.

Net cash provided by operating activities in the first six months of fiscal 2024 was $30.0 million compared to net cash used in operating activities of $19.7 million in the first six months of fiscal 2023.  This year-over-year change in operating cash flow was driven by a decrease in inventory of $8.8 million during the first six months of fiscal 2024 compared to an increase of $34.4 million during the same period of fiscal 2023, a decrease in accounts receivable of $6.6 million as compared to an increase of $1.1 million during the same period of fiscal 2023 and a decrease in accounts payable and accrued expenses of $7.3 million during the first six months of fiscal 2024 as compared to a decrease of $8.9 million during the same period of fiscal 2023, partially offset by decreased net income of $16.3 million during the first six months of fiscal 2024 as compared to $20.1 million in the same period of fiscal 2023.

Net cash used in investing activities was $10.9 million in the first six months of fiscal 2024, which was higher than net cash used in investing activities of $7.3 million during the same period of fiscal 2023 due to higher additions to property, plant and equipment.

Net cash used in financing activities was $18.5 million in the first six months of fiscal 2024, a difference of $53.1 million from cash provided by financing activities of $34.6 million during the first six months of fiscal 2023.  This difference was primarily driven by a net repayment of $11.6 million against the Company’s credit facilities during the first six months of fiscal 2024 compared to a net borrowing of $33.3 million during the same period of fiscal 2023.  Additionally, there were no proceeds from the exercise of stock options during the first six months of fiscal 2024 compared to $8.2 million of proceeds from the exercise of stock options during the same period of fiscal 2023 and share repurchases were $0.6 million higher in the first six months of fiscal 2024 compared to the same period of fiscal 2023.  Dividends paid of $5.7 million during the first six months of fiscal 2024 were higher than dividends paid of $5.6 million during the same period of fiscal 2023.

U.S. revolving credit facility

On June 20, 2023, the Company and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), entered into Amendment No. 3 to Credit Agreement (the “Amendment”) which amended that certain Credit Agreement, dated October 19, 2020 (as amended by that certain Amendment No. 1 to Credit Agreement dated August 30, 2022, by that certain Increase Joinder Regarding Incremental Revolving Commitments and Amendment No. 2 to Credit Agreement dated October 7, 2022, and by the Amendment, the “Credit Agreement”).  The Credit Agreement provides for revolving loans in the maximum amount of $200.0 million, subject to a borrowing base and certain reserves (See Note 16 to the Notes to Consolidated Financial Statements provided in Part I, Item 1 of Part I of this Form 10-Q for more information on the Credit Agreement).

Future sources and uses of liquidity

The Company’s sources of liquidity for the next twelve months are expected to consist primarily of cash generated from operations, cash on-hand and borrowings under the Company’s U.S. revolving credit facility (described above). At March 31, 2024, the Company had cash of $11.5 million, an outstanding balance of $103.2 million on Company’s U.S. revolving credit facility and total remaining borrowing availability against the revolving credit facility of approximately $96.8 million, subject to a borrowing base formula and certain reserves. Additionally, the Company has borrowed $0.5 million against a capital equipment financing facility.  Management believes that the resources described above will be sufficient to fund planned capital expenditures, any regular quarterly dividends declared and working capital requirements over the next twelve months.

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

● Funding operations, including raw material purchases, labor costs, insurance, utilities and equipment maintenance;

● Capital spending, including for purchases of new plant and equipment;

● Dividends to stockholders; and

● Pension and postretirement plan contributions, including an anticipated contribution to the U.S. pension plan of $3.0 million during the remainder of fiscal 2024.

The Company’s primary uses of cash beyond the next twelve months are expected to be the same as those set forth above.

The Company expects to fund these uses of cash with existing cash on-hand, cash generated from net income over the next twelve months and additional borrowings from the Company’s U.S. revolving credit facility, if needed.  The Company anticipates that cash generated from net income, as a result of increased revenue as the Company works through its backlog, will have a favorable result on the Company’s cash flow from operations in the second half of fiscal 2024.  Inventory levels are expected to decline over the remainder of fiscal 2024.  Conversely, the Company has several capital projects underway which will result in higher capital spending than amounts spent in recent quarters which are expected to be funded by cash generated from operations or increased borrowings on the Company’s U.S. credit facility, if needed.

New Accounting Pronouncements

See Note 2. Recently Issued Accounting Standards in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at March 31, 2024. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies and estimates discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Form 10-K”) are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. The applicable critical accounting policies and estimates are also discussed in Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2023 Form 10-K. For the quarter ended March 31, 2024, there were no material changes to the critical accounting policies and estimates discussed in the 2023 Form 10-K.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2024, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of the 2023 Form 10-K.

Item 4.Controls and Procedures.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, including to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

There were no changes in the Company’s internal control over financial reporting during the quarter to which this Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of certain legal proceedings, see Note 7 in Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

In connection with information set forth in this Form 10-Q, the risk factors disclosed in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 should be considered. These risks and uncertainties could have a material adverse impact on our business, financial condition and operating results. Except for the additional risk factors set for the below, there have been no material changes to the risk factors disclosed in Part I, Item A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

On February 4, 2024, the Company entered into the Merger Agreement with a subsidiary of Acerinox S.A. and Merger Sub. Pursuant to the Merger Agreement, the Company will merge with and into Merger Sub, with the Company continuing as the surviving corporation and an indirect wholly-owned subsidiary of Acerinox S.A. (the “Merger”). If the Merger is consummated, the Company’s common stock will be delisted from the Nasdaq Global Select Market and deregistered under the Exchange Act. Completion of the Merger is subject to various closing conditions, including, but not limited to, the receipt of required regulatory clearances, including the receipt of certain other approvals and clearances pursuant to certain other antitrust and foreign investment laws applicable to the Merger. The regulatory agencies from which certain of these clearances will be sought have broad discretion in administering the governing regulations. As a condition to their clearance of the Merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Merger.  The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. There’s no guarantee that all closing conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). In addition, the Merger may fail to close for other reasons.

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

The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains certain termination rights for us and a subsidiary of Acerinox S.A., including (i) if the Merger is not consummated on or before the “termination date” of February 4, 2025, subject to an extension for two additional periods under certain circumstances for the purpose of obtaining certain regulatory approvals, in each case up to six months, (ii) if the other party breaches its representations, warranties or covenants in a manner that would cause the conditions to the closing of the Merger set forth in the Merger Agreement to not be satisfied and fails to cure such breach or (iii) if any law or order prohibiting the Merger or the transactions contemplated thereby has become final and non-appealable. If the Merger is not consummated, the price of our common stock may decline and you may not receive a price for your shares similar to what has been offered pursuant to the Merger.

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

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business that could harm our business relationships, financial condition, operating results, cash flows and business, including restrictions with respect to our ability to, among other things, subject to certain specified exceptions (as set forth in the Merger Agreement): adopt, amend, modify or terminate any employee plans (as defined in the Merger Agreement); materially increase the compensation of any director, officer or employee; hire or terminate any employee earning above a certain salary or wage (other than in the ordinary course); compromise or settle certain legal proceedings; change our methods, principles or practices of financial accounting; incur capital expenditures above specified thresholds; freely issue securities; and incur indebtedness (subject to certain exceptions).  Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement. Such restrictions could prevent us from pursuing certain business opportunities that arise prior to the effective time of the Merger and are outside the ordinary course of business, and could otherwise adversely affect our business and operations prior to completion of the Merger.

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

Item 5. Other Information.

During the second quarter of fiscal 2024, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1c of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in the SEC rules.

Item 6.Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger, by and among North American Stainless, Inc., Warhol Merger Sub, Inc., Haynes International, Inc. and solely for limited purposes set forth therein, Acerinox S.A., dated as of February 4, 2024 (incorporated by reference to Exhibit 2.1 to the Haynes International, Inc. Current Report on Form 8-K filed February 5, 2024). *

3.1

Second Restated Certificate of Incorporation of Haynes International, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-140194 filed with the SEC on March 8, 2007).

3.2	Amended and Restated By-Laws of Haynes International, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2023).
10.1

Form of Retention Bonus Letter between Haynes International, Inc. and the Company’s executive officers and certain employees (incorporated by reference to Exhibit 10.1 to the Haynes International, Inc. Current Report on Form 8-K filed March 14, 2024.

31.1	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Condensed Consolidated Financial Statements; and (vii) the information under Part II, Item 5, “Other Information.”

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* All schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b) (2) of Regulation S-K.  The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYNES INTERNATIONAL, INC.

/s/ Michael Shor
Michael Shor
President and Chief Executive Officer
Date: May 9, 2024

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: May 9, 2024