Form 10-Q
period 2024-06-30
HAYNES INTERNATIONAL INC
filed 2024-08-01
CIK 858655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 1, 2024, the registrant had 12,785,021 shares of Common Stock, $0.001 par value per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1.        Financial Statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	June 30,
	2023	2024
ASSETS
Current assets:
Cash and cash equivalents	$10,723	$11,770
Accounts receivable, less allowance for credit losses of $459 and $522 at September 30, 2023 and June 30, 2024, respectively	106,292	104,467
Inventories	414,077	388,269
Income taxes receivable	2,372	3,090
Other current assets	5,702	6,304
Total current assets	539,166	513,900
Property, plant and equipment, net	142,540	146,446
Deferred income taxes	3,608	4,074
Other assets	10,523	11,190
Goodwill	4,789	4,789
Other intangible assets, net	5,655	5,358
Total assets	$706,281	$685,757
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,812	$43,744
Accrued expenses	18,201	16,820
Income taxes payable	336	377
Accrued pension and postretirement benefits	2,940	2,940
Deferred revenue - current portion	2,500	2,500
Total current liabilities	76,789	66,381
Revolving credit facilities - Long-term	114,843	90,631
Long-term obligations (less current portion)	7,448	7,145
Deferred revenue (less current portion)	5,329	3,454
Deferred income taxes	3,686	3,763
Operating lease liabilities	362	910
Accrued pension benefits (less current portion)	14,019	10,437
Accrued postretirement benefits (less current portion)	49,481	50,838
Total liabilities	271,957	233,559
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value (40,000,000 shares authorized; 13,124,401 and 13,208,307 shares issued and 12,731,661 and 12,782,892 shares outstanding at September 30, 2023 and June 30, 2024, respectively)	13	13
Preferred stock, $0.001 par value (20,000,000 shares authorized, none issued)	—	—
Additional paid-in capital	277,713	280,675
Accumulated earnings	165,825	181,718
Treasury stock, (392,740 and 425,415 shares at September 30, 2023 and June 30, 2024, respectively)	(15,600)	(17,141)
Accumulated other comprehensive income	6,373	6,933
Total stockholders’ equity	434,324	452,198
Total liabilities and stockholders’ equity	$706,281	$685,757

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2024	2023	2024
Net revenues	$143,901	$153,923	$429,360	$453,738
Cost of sales	117,839	128,384	349,382	376,477
Gross profit	26,062	25,539	79,978	77,261
Selling, general and administrative expense	11,832	12,749	35,486	38,581
Research and technical expense	1,008	1,081	3,028	3,281
Operating income	13,222	11,709	41,464	35,399
Nonoperating retirement benefit income	(366)	(497)	(1,097)	(1,493)
Interest income	(17)	(27)	(33)	(76)
Interest expense	2,156	1,713	5,522	5,960
Income before income taxes	11,449	10,520	37,072	31,008
Provision for income taxes	2,690	2,395	8,225	6,630
Net income	$8,759	$8,125	$28,847	$24,378
Net income per share:
Basic	$0.69	$0.64	$2.28	$1.91
Diluted	$0.68	$0.63	$2.24	$1.88
Weighted Average Common Shares Outstanding
Basic	12,611	12,661	12,552	12,654
Diluted	12,796	12,884	12,776	12,841

Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2024	2023	2024
Net income	$8,759	$8,125	$28,847	$24,378
Other comprehensive income, net of tax:
Pension and postretirement	(393)	(608)	(1,179)	(1,825)
Foreign currency translation adjustment	1,330	178	9,069	2,385
Other comprehensive income (loss)	937	(430)	7,890	560
Comprehensive income	$9,696	$7,695	$36,737	$24,938

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2023 and 2024
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance March 31, 2023	12,731,248	$13	$275,962	$149,514	$(15,591)	$(4,139)	$405,759
Net income				8,759			8,759
Dividends paid and accrued ($0.22 per share)				(2,823)			(2,823)
Other comprehensive income						937	937
Issue restricted stock (less forfeitures)	590						—
Stock compensation			869				869
Balance June 30, 2023	12,731,838	$13	$276,831	$155,450	$(15,591)	$(3,202)	$413,501

Balance March 31, 2024	12,782,892	$13	$279,699	$176,446	$(17,141)	$7,363	$446,380
Net income				8,125			8,125
Dividends paid and accrued ($0.22 per share)				(2,853)			(2,853)
Other comprehensive income (loss)						(430)	(430)
Issue restricted stock (less forfeitures)							—
Stock compensation			976				976
Balance June 30, 2024	12,782,892	$13	$280,675	$181,718	$(17,141)	$6,933	$452,198

	Nine Months Ended June 30, 2023 and 2024
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par	Capital	Earnings	Stock	Income (Loss)	Equity
Balance September 30, 2022	12,479,741	$13	$266,193	$135,040	$(14,666)	$(11,092)	$375,488
Net income				28,847			28,847
Dividends paid and accrued ($0.66 per share)				(8,437)			(8,437)
Other comprehensive income						7,890	7,890
Exercise of stock options	218,576		8,228				8,228
Issue restricted stock (less forfeitures)	38,623						—
Vesting of restricted stock	12,429						—
Purchase of treasury stock	(17,531)				(925)		(925)
Stock compensation			2,410				2,410
Balance June 30, 2023	12,731,838	$13	$276,831	$155,450	$(15,591)	$(3,202)	$413,501

Balance September 30, 2023	12,731,661	$13	$277,713	$165,825	$(15,600)	$6,373	$434,324
Net income				24,378			24,378
Dividends paid and accrued ($0.66 per share)				(8,485)			(8,485)
Other comprehensive income						560	560
Issue restricted stock (less forfeitures)	44,150						—
Vesting of restricted stock	39,756						—
Purchase of treasury stock	(32,675)				(1,541)		(1,541)
Stock compensation			2,962				2,962
Balance June 30, 2024	12,782,892	$13	$280,675	$181,718	$(17,141)	$6,933	$452,198

The accompanying notes are an integral part of these financial statements

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2023	2024
Cash flows from operating activities:
Net income	$28,847	$24,378
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	13,480	12,866
Amortization	479	297
Pension and post-retirement expense	1,961	1,634
Change in long-term obligations	(50)	(35)
Stock compensation expense	2,410	2,962
Deferred revenue	(1,875)	(1,875)
Deferred income taxes	(549)	138
Loss on disposition of property	65	266
Change in assets and liabilities:
Accounts receivable	10,955	2,657
Inventories	(47,167)	27,941
Other assets	(31)	(696)
Accounts payable and accrued expenses	(4,620)	(11,115)
Income taxes	(3,685)	(646)
Accrued pension and postretirement benefits	(6,285)	(6,234)
Net cash (used in) provided by operating activities	(6,065)	52,538
Cash flows from investing activities:
Additions to property, plant and equipment	(11,770)	(17,207)
Net cash used in investing activities	(11,770)	(17,207)
Cash flows from financing activities:
Revolving credit facility borrowings	101,294	84,141
Revolving credit facility repayments	(77,350)	(108,353)
Long-term debt borrowings	—	520
Long-term debt repayments	—	(520)
Dividends paid	(8,397)	(8,518)
Proceeds from exercise of stock options	8,228	—
Payment for purchase of treasury stock	(925)	(1,541)
Payment for debt issuance cost	(1,320)	—
Payments on long-term obligations	(211)	(239)
Net cash provided by (used in) financing activities	21,319	(34,510)
Effect of exchange rates on cash	1,007	226
Increase in cash and cash equivalents:	4,491	1,047
Cash and cash equivalents:
Beginning of period	8,440	10,723
End of period	$12,931	$11,770
Supplemental disclosures of cash flow information:
Interest (net of capitalized interest)	$4,890	$5,647
Income taxes paid, net	$12,245	$7,016
Capital expenditures incurred but not yet paid	$308	$1,062
Dividends declared but not yet paid	$239	$164

The accompanying notes are an integral part of these financial statements.

HAYNES INTERNATIONAL, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and such principles are applied on a basis consistent with information reflected in Haynes International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the interim financial information includes all adjustments and accruals which are necessary for a fair presentation of results for the respective interim periods. The results of operations for the three months and nine months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2024 or any other interim period.

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

In December 2023, the FASB issued ASU2023-09, Income Taxes (Topic 740).  This new update provides for enhancements to income tax disclosures primarily related to the rate reconciliation and income taxes paid.  These enhanced disclosures will require a greater disaggregation of information in rate reconciliation and income taxes paid by jurisdiction.  The amendments in this update are effective for annual periods beginning after December 15, 2024 and may be applied prospectively.  Interim disclosures are not impacted by this update.  The Company is currently evaluating the impact of these amendments on its annual disclosures.

Note 3.  Revenues from Contracts with Customers

Contract Balances

As of September 30, 2023 and June 30, 2024, accounts receivable with customers were $106,751 and $104,989, respectively.  Allowance for credit losses as of September 30, 2023 and June 30, 2024 were $459 and $522, respectively, and are presented within accounts receivable, less allowances for credit losses on the Consolidated Balance Sheets.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  As of September 30, 2023 and June 30, 2024, contract liabilities of $7,829 and $5,954, respectively, for the Titanium Metals Corporation agreement, as described in Note 8 in these Notes to Condensed Consolidated Financial Statement have been recorded.  Additionally, contract liabilities of $810 and $775, respectively, were recorded for accrued product returns.

Disaggregation of Revenue

Revenue is disaggregated by end-use markets.  The following table includes a breakdown of net revenues to the markets served by the Company for the three and nine months ended June 30, 2023 and 2024:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Net revenues
Aerospace	$77,456	$82,607	$208,586	$233,093
Chemical processing	17,696	16,267	69,016	54,715
Industrial gas turbine	28,073	32,016	86,518	102,986
Other markets	13,416	14,932	45,688	40,126
Total product revenue	136,641	145,822	409,808	430,920
Other revenue	7,260	8,101	19,552	22,818
Net revenues	$143,901	$153,923	$429,360	$453,738

Note 4.  Inventories

The following is a summary of the major classes of inventories:

	September 30,	June 30,
	2023	2024
Raw Materials	$42,602	$33,998
Work-in-process	229,120	186,442
Finished Goods	140,756	166,164
Other	1,599	1,665
	$414,077	$388,269

Note 5.  Income Taxes

Income tax expense for the three and nine months ended June 30, 2023 and 2024 differed from the U.S. federal statutory rate of 21.0%, primarily due to state income taxes, differing tax rates on foreign earnings and discrete tax items that impacted income tax expense in these periods.  The effective tax rate for the three months ended June 30, 2024 was 22.8% on $10,520 of income before income taxes compared to 23.5% on income before income taxes of $11,449 for the three months ended June 30, 2023.  The effective tax rate for the nine months ended June 30, 2024 was 21.4% on $31,008 of income before income taxes compared to 22.2% on income before income taxes of $37,072 for the nine months ended June 30, 2023.

Note 6.  Pension and Post-retirement Benefits

Components of net periodic pension and post-retirement benefit cost for the three and nine months ended June 30, 2023 and 2024 were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2023	2024	2023	2024	2023	2024	2023	2024
Service cost	$672	$752	$348	$290	$2,016	$2,256	$1,042	$870
Interest cost	2,772	2,950	799	716	8,316	8,850	2,399	2,148
Expected return	(3,419)	(3,364)	—	—	(10,257)	(10,092)	—	—
Amortizations	52	51	(569)	(850)	154	153	(1,709)	(2,551)
Net periodic benefit cost	$77	$389	$578	$156	$229	$1,167	$1,732	$467

The Company contributed $4,500 to its sponsored U.S. pension plans and $1,661 to its other post-retirement benefit plans for the nine months ended June 30, 2024. The Company expects to make contributions of $1,500 to its U.S. pension plan and $1,183 to its other post-retirement benefit plan for the remainder of fiscal 2024.

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

As of both September 30, 2023 and June 30, 2024, the Company has accrued $355 for post-closure monitoring and maintenance activities, of which $266 is included in long-term obligations as it is not due within one year.  Accruals for these costs are calculated by estimating the cost to monitor and maintain each post-closure site and multiplying that amount by the number of years remaining in the post-closure monitoring.

Expected maturities of post-closure monitoring and maintenance activities (discounted) included in long-term obligations are as follows at June 30, 2024:

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

Note 9.  Goodwill and Other Intangible Assets, Net

The Company has goodwill, trademarks, customer relationships and other intangibles as of June 30, 2024.  Customer relationships have a definite life and are amortized over a period of fifteen years.  The Company reviews customer relationships for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of the asset to the undiscounted cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

Goodwill and trademarks (indefinite lived) are tested for impairment at least annually as of January 31 for goodwill and August 31 for trademarks (the annual impairment testing dates), and more frequently if impairment indicators exist.  If the carrying value of a trademark exceeds its fair value (determined using an income approach, based upon a discounted cash flow of an assumed royalty rate), impairment of the trademark may exist resulting in a charge to earnings to the extent of the impairment.  The impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment loss in the event that the carrying amount is greater than the fair value.  Any goodwill impairment loss recognized would not exceed the total carrying amount of goodwill allocated to that reporting unit.  No impairment was recognized in the nine months ended June 30, 2024 because the fair value exceeded the carrying values in that period.

During the first nine months of fiscal 2024, there were no changes in the carrying amount of goodwill.

Amortization of customer relationships and other intangibles was $263 and $99 for the three-month periods ended June 30, 2023 and 2024, respectively and $479 and $297 for the nine-month periods ended June 30, 2023 and 2024, respectively.  The following represents a summary of intangible assets at September 30, 2023 and June 30, 2024:

	Gross	Accumulated	Carrying
September 30, 2023	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(1,257)	843
Other	1,080	(68)	1,012
	$6,980	$(1,325)	$5,655

	Gross	Accumulated	Carrying
June 30, 2024	Amount	Amortization	Amount
Trademarks	$3,800	$—	$3,800
Customer relationships	2,100	(1,352)	748
Other	1,080	(270)	810
	$6,980	$(1,622)	$5,358

Estimated future Aggregate Amortization Expense:
Year Ending September 30,
2024	$98
2025	393
2026	390
2027	319
2028	113
Thereafter	245

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2023	2024	2023	2024
Numerator: Basic and Diluted
Net income	$8,759	$8,125	$28,847	$24,378
Dividends paid and accrued	(2,823)	(2,853)	(8,437)	(8,485)
Undistributed income	5,936	5,272	20,410	15,893
Percentage allocated to common shares (a)	99.2%	99.3%	99.2%	99.3%
Undistributed income allocated to common shares	5,890	5,234	20,250	15,776
Dividends paid on common shares outstanding	2,801	2,831	8,372	8,374
Net income available to common shares	8,691	8,065	28,622	24,150
Denominator: Basic and Diluted
Weighted average common shares outstanding	12,611,020	12,660,857	12,551,889	12,653,582
Adjustment for dilutive potential common shares	184,824	222,756	223,646	187,621
Weighted average shares outstanding - Diluted	12,795,844	12,883,613	12,775,535	12,841,203

Basic net income per share	$0.69	$0.64	$2.28	$1.91
Diluted net income per share	$0.68	$0.63	$2.24	$1.88

Number of stock option shares excluded as their effect would be anti-dilutive	184,868	245,953	210,666	235,209
Number of restricted stock shares excluded as their effect would be anti-dilutive	42,022	41,938	43,018	45,235
Number of deferred restricted stock shares excluded as their effect would be anti-dilutive	5,403	3,109	6,268	3,354
Number of performance share awards excluded as their effect would be anti-dilutive	38,650	37,473	41,106	36,620

(a) Percentage allocated to common shares - Weighted average
Common shares outstanding	12,611,020	12,660,857	12,551,889	12,653,582
Unvested participating shares	99,377	91,710	99,050	93,502
	12,710,397	12,752,567	12,650,939	12,747,084

Note 11.  Stock-Based Compensation

Restricted Stock

The following table summarizes the activity under the 2020 Incentive Compensation Plan with respect to restricted stock for the nine months ended June 30, 2024:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2023	89,843	$37.17
Granted	38,675	$48.63
Forfeited / Canceled	(100)	$46.46
Vested	(42,283)	$26.56
Unvested at June 30, 2024	86,135	$47.51
Expected to vest	86,135	$47.51

Compensation expense related to restricted stock for the three months ended June 30, 2023 and 2024 was $298 and $401, respectively, and for the nine months ended June 30, 2023 and 2024 was $945 and $1,278, respectively.  The remaining unrecognized compensation expense related to restricted stock at June 30, 2024 was $2,049, to be recognized over a weighted average period of 1.28 years.  During the first nine months of fiscal 2024, the Company repurchased 32,675 shares of stock from employees at an average purchase price of $47.18 to satisfy required withholding taxes upon vesting of restricted stock-based compensation.

Deferred Restricted Stock

The following table summarizes the activity under the 2016 Incentive Compensation Plan and the 2020 Incentive Compensation Plan with respect to deferred restricted stock for the nine months ended June 30, 2024:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested and deferred at September 30, 2023	8,974	$49.19
Granted	5,575	$48.63
Vested and deferred	(8,974)	$49.19
Unvested and deferred at June 30, 2024	5,575	$48.63
Vested and deferred at June 30, 2024	30,325	$36.61

Compensation expense related to deferred restricted stock for the three months ended June 30, 2023 and 2024 was $110 and $68, respectively, and for the nine months ended June 30, 2023 and 2024 was $269 and $250, respectively. The remaining unrecognized compensation expense related to deferred restricted stock at June 30, 2024 was $113, to be recognized over a weighted average period of 0.42 years.

Performance Shares

The following table summarizes the activity under the 2020 Incentive Compensation Plan with respect to performance shares for the nine months ended June 30, 2024:

		Weighted
		Average Fair
	Number of	Value At
	Shares	Grant Date
Unvested at September 30, 2023	70,749	$48.60
Granted	24,375	$60.40
Vested	(31,804)	$28.23
Forfeited / Canceled	—	$0.00
Unvested at June 30, 2024	63,320	$63.37

During the first nine months of fiscal 2024, 31,804 performance share awards vested, which resulted in the issuance of 39,756 shares of stock to certain employees.  The Company repurchased 17,481 shares of stock from employees at an average purchase price of $45.16 to satisfy required withholding taxes upon release of these vested performance share awards.  Compensation expense related to the performance shares for the three months ended June 30, 2023 and 2024 was $309 and $354, respectively, and for the nine months ended June 30, 2023 and 2024 was $915 and $975, respectively.  The remaining unrecognized compensation expense related to performance shares at June 30, 2024 was $1,872, to be recognized over a weighted average period of 1.32 years.

Stock Options

The Company has elected to use the Black-Scholes option pricing model to estimate fair value, which incorporates various assumptions including volatility, expected life, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on historical exercise data. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards.  The dividend yield assumption is based on the Company’s history and expectations regarding dividend payouts at the time of the grant.   The following assumptions were used for grants during the nine months ended June 30, 2024:

	Fair	Dividend	Risk-free	Expected	Expected
Grant Date	Value	Yield	Interest Rate	Volatility	Life
November 21, 2023	$18.48	1.81%	4.44%	43.63%	5	years

The stock-based employee compensation expense for stock options for the three months ended June 30, 2023 and 2024 was $149 and $154, respectively, and for the nine months ended June 30, 2023 and 2024 was $500 and $459, respectively.  The remaining unrecognized compensation expense at June 30, 2024 was $945, to be recognized over a weighted average vesting period of 1.54 years.

The following table summarizes the activity under the 2007 Incentive Compensation Plan, the 2016 Incentive Compensation Plan and the 2020 Incentive Compensation Plan with respect to stock options for the nine months ended June 30, 2024 and provides information regarding outstanding stock options:

				Weighted
		Aggregate	Weighted	Average
		Intrinsic	Average	Remaining
	Number of	Value	Exercise	Contractual
	Shares	(000s)	Prices	Life
Outstanding at September 30, 2023	498,548		$33.96
Granted	42,725		$48.63
Exercised	—		$0.00
Forfeited/Surrendered	—		$0.00
Outstanding at June 30, 2024	541,273	$12,763	$35.12	5.82	yrs.
Vested or expected to vest	517,726	$12,193	$35.15	5.04	yrs.
Exercisable at June 30, 2024	463,917	$11,936	$32.97	5.32	yrs.

Note 12.  Dividend

In each of the first, second and third quarters of fiscal 2024, the Company declared and paid quarterly cash dividends of $0.22 per outstanding share of the Company’s common stock.  The first quarter dividend was paid on December 15, 2023 to stockholders of record at the close of business on December 1, 2023.  The second quarter dividend was paid on March 15, 2024 to stockholders of record at the close of business on March 1, 2024.  Third quarter dividend was paid on June 14, 2024 to stockholders of record at the close of business on May 31, 2024.  The total dividend cash pay-outs were $2,804 for each of the first, second and third quarters of fiscal 2024.

On July 31, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable September 16, 2024 to stockholders of record at the close of business on August 30, 2024.

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

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2023
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2023	$(17,075)	$23,581	$(10,645)	$(4,139)
Other comprehensive income before reclassifications	—	—	1,330	1,330
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	51	—	—	51
Actuarial gains (losses) (1)	7	(570)	—	(563)
Tax (provision) benefit	(14)	133	—	119
Net current-period other comprehensive income (loss)	44	(437)	1,330	937
Accumulated other comprehensive income (loss) as of June 30, 2023	$(17,031)	$23,144	$(9,315)	$(3,202)

	Three Months Ended June 30, 2024
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of March 31, 2024	$(15,496)	$32,307	$(9,448)	$7,363
Other comprehensive income before reclassifications	—	—	178	178
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	52	—	—	52
Actuarial gains (losses) (1)	7	(850)	—	(843)
Tax (provision) benefit	(14)	197	—	183
Net current-period other comprehensive income (loss)	45	(653)	178	(430)
Accumulated other comprehensive income (loss) as of June 30, 2024	$(15,451)	$31,654	$(9,270)	$6,933

	Nine Months Ended June 30, 2023
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2022	$(17,165)	$24,457	$(18,384)	$(11,092)
Other comprehensive income before reclassifications	—	—	9,069	9,069
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	154	—	—	154
Actuarial gains (losses) (1)	21	(1,709)	—	(1,688)
Tax (provision) benefit	(41)	396	—	355
Net current-period other comprehensive income (loss)	134	(1,313)	9,069	7,890
Accumulated other comprehensive income (loss) as of June 30, 2023	$(17,031)	$23,144	$(9,315)	$(3,202)

	Nine Months Ended June 30, 2024
	Pension	Postretirement	Foreign
	Plan	Plan	Exchange	Total
Accumulated other comprehensive income (loss) as of September 30, 2023	$(15,586)	$33,614	$(11,655)	$6,373
Other comprehensive income before reclassifications	—	—	2,385	2,385
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of Pension and Postretirement Plan items (1)	154	—	—	154
Actuarial gains (losses) (1)	23	(2,552)	—	(2,529)
Tax (provision) benefit	(42)	592	—	550
Net current-period other comprehensive income (loss)	135	(1,960)	2,385	560
Accumulated other comprehensive income (loss) as of June 30, 2024	$(15,451)	$31,654	$(9,270)	$6,933

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

Note 15.  Long-term Obligations

The following table sets forth the components of the Company’s Long-term obligations as of September 30, 2023 and June 30, 2024:

	September 30,	June 30,
	2023	2024
Finance lease obligations	$7,118	$6,894
Environmental post-closure monitoring and maintenance activities	355	355
Long-term disability	189	174
Deferred dividends	198	164
Less amounts due within one year	(412)	(442)
Long-term obligations (less current portion)	$7,448	$7,145

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

As of June 30, 2024, the amounts borrowed by the Company under the Credit Agreement totaled $90,631 which is classified as long-term on the Consolidated Balance Sheets.  Borrowings under the Credit Agreement bear interest at the Company’s option, at either the Prime Rate (as defined in the Credit Agreement), plus 1.00% - 1.50% per annum, or the adjusted daily simple SOFR (as defined in the Credit Agreement) used by the Lenders (as defined in the Credit Agreement), plus 2.00% - 2.50% per annum.  The Credit Agreement matures on June 20, 2028.

The Company must pay monthly, in arrears, a commitment fee of 0.375% per annum on the unused amount of the revolving credit facility total commitment.  For letters of credit, the Company must pay a fronting fee of 0.125% per annum as well as customary fees for issuance, amendments and processing.

The Company is subject to certain covenants as to fixed charge coverage ratios and other customary covenants, including covenants restricting the incurrence of indebtedness, the granting of liens and the sale of assets. The covenant pertaining to fixed charge coverage ratios is only effective in the event the amount of excess availability under the revolver is less than the greater of (i) 15.0% of the maximum credit revolving loan amount and (ii) $25,000. The Company is permitted to pay dividends and repurchase common stock if certain financial metrics are met. The Company may pay quarterly cash dividends up to $3,500 per fiscal quarter so long as the Company is not in default under the Credit Agreement and the related Security Agreement (as defined in the Credit Agreement).  As of June 30, 2024, the Company was in compliance with the covenants of the Credit Agreement.

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

On October 12, 2023, the Company entered into a capital equipment financing agreement with Bank of America Leasing & Capital, LLC that allows the Company to borrow against certain capital equipment purchases.  As of June 30, 2024, all borrowings under this agreement have been repaid, and the agreement is no longer in effect.

Note 17.  Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to reduce income statement volatility resulting from foreign currency denominated transactions. The Company has not designated the contracts as hedges, therefore, changes in fair value are recognized in earnings.  All of these contracts are designed to be settled within the same fiscal quarter they are entered into and, accordingly, as of September 30, 2023 and June 30, 2024, there were no contracts that remain unsettled.  As a result, there was no impact to the Consolidated Balance Sheets from those contracts as of September 30, 2023 or June 30, 2024.  Foreign exchange contract gains and losses are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations along with foreign currency transactional gains and losses as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2024	2023	2024
Foreign currency transactional loss	$(434)	$(89)	$(2,763)	$(547)
Foreign exchange forward contract gain (loss)	$106	$(323)	$2,092	$(654)
Net loss included in selling, general and administrative expense	$(328)	$(412)	$(671)	$(1,201)

●

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to years or portions of years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Company’s fiscal years ended September 30, unless otherwise indicated.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements other than statements of historical fact, including statements regarding market and industry prospects and future results of operations or financial position, made in this Form 10-Q are forward-looking.  In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. The forward-looking information may include, among other information, statements concerning overall volume and pricing trends, cost reduction strategies and their anticipated impact on our results, capital expenditures, expected borrowings under the Company’s revolving credit facility, dividends, capital allocation strategies and their expected results, operations and demand for our products, the expected benefits of the proposed acquisition of the Company by a subsidiary of Acerinox S.A. and the associated integration plans, capital expenditure commitments, anticipated future operating performance and results of the Company, the expected management and governance of the Company following the acquisition and the expected timing of the closing of the proposed acquisition and other transactions contemplated by the merger agreement governing the proposed acquisition.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are difficult to predict and are generally outside the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements.  These risks and uncertainties include, without limitation, those risks set forth in Part II, Item 1A “Risk Factors” in this Form 10-Q and Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Proposed Merger Transaction with Acerinox S.A.

On February 5, 2024, Haynes International, Inc. (“Haynes’, “the Company”, “we”, “our”, or “us”) entered into a merger agreement with a subsidiary of Acerinox S.A. (the “Merger Agreement”), pursuant to which (and subject to the terms and conditions in the Merger Agreement) such subsidiary of Acerinox S.A. will acquire all of the outstanding shares of the Company’s common stock in a transaction structured as a merger of an indirect wholly-owned subsidiary of Acerinox S.A. with and into the Company, with the Company continuing as a surviving corporation (the “Merger”). Acerinox S.A. is providing a full performance guaranty with respect to its subsidiaries’ obligations under the Merger Agreement.

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

As a result of the Merger, the Company will become an indirect wholly owned subsidiary of Acerinox S.A. The completion of the Merger is subject to certain customary closing conditions, including, among others, the adoption of the Merger Agreement by the Company's stockholders, which occurred on April 16, 2024, and the expiration or termination of the applicable waiting period under the HSR Act, which waiting period expired on March 18, 2024, and the clearance from the Committee on Foreign Investment in the United States (CFIUS), which was obtained on June 27, 2024.  The Company expects that the final two regulatory approvals, from the United Kingdom and Austria, will be positively resolved and the required clearances will be obtained for an expected closing of the merger in the fourth calendar quarter of 2024.

The Merger Agreement contains certain customary termination rights for the Company and a subsidiary of Acerinox S.A.  If the Merger Agreement is terminated under other certain specified circumstances, including due to the Company accepting a superior proposal, the Company will be required to pay such subsidiary of Acerinox S.A. a termination fee of $28.0 million.

Business Overview

The Company is one of the world’s largest developers, producers, and distributors of technologically advanced high-performance nickel- and cobalt-based alloys.  The Company’s products, which are sold primarily into the aerospace, chemical processing and industrial gas turbine industries, consist of high-temperature resistant alloys, or “HTA” products, and corrosion-resistant alloys, or “CRA” products. HTA products are used by manufacturers of equipment that is subjected to extremely high temperatures, such as jet engines for the aerospace market, gas turbine engines used for power generation and industrial heating equipment. CRA products are used in applications that require resistance to very corrosive media found in chemical processing, power plant emissions control and waste treatment. Haynes high-performance alloy sales in sheet, coil and plate forms, in the aggregate, represented approximately 64% of the Company’s net product revenues in fiscal 2023. The Company also produces its products as seamless and welded tubulars, which represented approximately 12% of the Company’s fiscal 2023 net product revenues, in wire form, which represented approximately 6% of the Company’s fiscal 2023 net product revenues, and in slab, bar and billet form, which, in the aggregate, represented approximately 18% of the Company’s fiscal 2023 net product revenues.

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

Dividends Paid and Declared

In each of the first, second and third quarters of fiscal 2024, the Company declared and paid a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock. The first quarter dividend was paid on December 15, 2023 to stockholders of record at the close of business on December 1, 2023.  The second quarter dividend was paid on March 15, 2024 to stockholders of record at the close of business on March 1, 2024.  The third quarter dividend was paid on June 14, 2024 to stockholders of record at the close of business on May 31, 2024.  The total dividend cash pay-outs were $2.8 million for each of the first, second and third quarters of fiscal 2024 based on the number of shares outstanding.

On July 31, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.22 per outstanding share of the Company’s common stock.  The dividend is payable on September 16, 2024 to stockholders of record at the close of business on August 30, 2024.  Any future dividends will be at the discretion of the Board of Directors.

Capital Spending

Capital investment in the first nine months of fiscal 2024 was $17.2 million, and total planned capital spending for fiscal 2024 is expected to be between $22.0 million and $26.0 million.

Volume and Pricing

Volume shipped in the third quarter of fiscal 2024 was 4.8 million pounds, which was 7.5% higher than the third quarter of fiscal 2023 and was 2.5% higher sequentially than the second quarter of fiscal 2024.  Aerospace volume increased by 3.7% and the aerospace average selling price per pound increased by 2.9% during the third quarter of fiscal 2024 compared to last year’s third quarter, resulting in a 6.7%, or $5.2 million, aerospace revenue increase compared to the prior year. The $82.6 million in quarterly aerospace revenue in the third quarter of fiscal 2024 was a company record.  Increased sales of proprietary alloy Haynes® 282® and titanium tubular products contributed to the record revenue.  Volumes in the chemical processing industry (CPI) increased by 13.4% year-over-year, which was more than offset by CPI average selling price decreasing 19.0% compared to the prior year.  The net resulted in an 8.1%, or $1.4 million, CPI revenue decrease compared to the prior year third quarter. The Company has recently been more aggressive in the commodity CPI alloys as the aerospace market is expected to slow, temporarily, as a result of Boeing reducing their planned build rates. Industrial gas turbine (IGT) volumes increased by 7.8% compared to last year’s third quarter and IGT average selling price increased 5.8%, resulting in a 14.0%, or $3.9 million, IGT revenue increase compared to the prior year. Volume and sales growth in IGT was a result of the Company’s alloy and application development as well as excellent customer service.  Other markets revenue increased by 11.3% compared to the third quarter of last year and other revenue increased by 11.6% compared to the third quarter of last year.

The Company has an ongoing strategy of expanding margins.  This has been achieved by reducing processing costs as well as increasing pricing for the high-value, differentiated products and services it offers. The Company implemented multiple price increases for its contract and non-contract business as market conditions allowed and in response to higher inflation.  Customer long-term agreements typically have adjustors for specific raw material prices and for changes in the producer price index to help cover general inflationary items.  The product average selling price per pound in the third quarter of fiscal 2024 was $30.65, which was a 0.7% decrease over the third quarter of last year, primarily due to declining raw material adjustors, mostly offset by the noted price increases.

Set forth below are selected data relating to the Company’s net revenues, gross profit, backlog, the 30-day average nickel price per pound as reported by the London Metals Exchange and a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown. The data should be read in conjunction with the consolidated financial statements and related notes thereto and the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Net Revenue and Gross Profit Margin Performance

		Comparison by Quarter of Net Revenues, Gross Profit Margin and
		Gross Profit Margin Percentage for Fiscal 2023 and YTD 2024
	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
(dollars in thousands)	2022	2023	2023	2023	2023	2024	2024
Net Revenues	$132,673	$152,786	$143,901	$160,596	$147,357	$152,458	$153,923
Gross Profit	$23,038	$30,878	$26,062	$29,782	$24,708	$27,014	$25,539
Gross Profit Margin %	17.4%	20.2%	18.1%	18.5%	16.8%	17.7%	16.6%

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

Gross profit margin was 16.6% in the third quarter of fiscal 2024 compared to 18.1% in the same period last year and 17.7% in the second quarter of fiscal 2024. Volatility of raw materials, specifically nickel and cobalt, have impacted gross margins.  During fiscal 2022 this impact was favorable due to rising raw material prices that drove increased gross margins; however, in fiscal 2023 the raw material impact turned unfavorable primarily due to cobalt prices decreasing. The raw material impact continued to be unfavorable in the first nine months of fiscal 2024 due to nickel prices decreasing which lowered gross margins. The estimated impact from raw material volatility in the third quarter of fiscal 2024 was a headwind of $3.4 million that compressed gross margin by an estimated 2.2%, compared to last year’s third quarter, which had a lower raw material impact of $1.5 million that compressed gross margin, by only 1.1%.  The third quarter fiscal 2024 margins were also compressed due to lower production volumes from uncertainty in certain markets and the Company’s cash generation and inventory reduction actions.

Backlog

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2022	2023	2023	2023	2023	2024	2024
Backlog(1)
Dollars (in thousands)	$408,181	$446,749	$468,132	$460,370	$448,786	$438,625	$405,687
Pounds (in thousands)	13,640	14,177	14,632	14,635	13,755	12,952	12,276
Average selling price per pound	$29.93	$31.51	$31.99	$31.46	$32.63	$33.87	$33.05
Average nickel price per pound
London Metals Exchange(2)	$13.08	$10.56	$9.61	$8.90	$7.43	$7.90	$7.94
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

Backlog was $405.7 million on June 30, 2024, a decrease of $32.9 million, or 7.5% from the end of the second quarter of fiscal 2024 and a decrease of $62.4 million, or 13.3% from the end of the third quarter of fiscal 2023.  Backlog pounds decreased 5.2% during the third quarter of fiscal 2024 from the end of the second quarter of fiscal 2024 to approximately 12.3 million pounds, predominately due to lower levels of order entry in the aerospace market as customers reduce inventory levels in response to lowered expectation of Boeing build rates, especially since current production lead times are lower than in the past few years. Additionally, the reduction in manufacturing lead-times has led to lower order entry rates relative to volume sold in the industrial gas turbine market during the third quarter of fiscal 2024, which has resulted in a 5.0% drop in backlog pounds in this market during the quarter.

Quarterly Market Information

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2022	2023	2023	2023	2023	2024	2024
Net revenues (in thousands)
Aerospace	$64,518	$66,612	$77,456	$81,805	$73,346	$77,140	$82,607
Chemical processing	22,715	28,605	17,696	23,003	20,779	17,669	16,267
Industrial gas turbines	26,025	32,420	28,073	34,213	35,383	35,587	32,016
Other markets	14,722	17,550	13,416	14,599	11,507	13,687	14,932
Total product revenue	127,980	145,187	136,641	153,620	141,015	144,083	145,822
Other revenue	4,693	7,599	7,260	6,976	6,342	8,375	8,101
Net revenues	$132,673	$152,786	$143,901	$160,596	$147,357	$152,458	$153,923

Shipments by markets (in thousands of pounds)
Aerospace	2,187	1,982	2,376	2,533	2,154	2,159	2,464
Chemical processing	786	845	462	653	670	492	524
Industrial gas turbines	1,289	1,430	1,311	1,412	1,693	1,709	1,413
Other markets	290	410	278	269	213	281	357
Total shipments	4,552	4,667	4,427	4,867	4,730	4,641	4,758

Average selling price per pound
Aerospace	$29.50	$33.61	$32.60	$32.30	$34.05	$35.73	$33.53
Chemical processing	28.90	33.85	38.30	35.23	31.01	35.91	31.04
Industrial gas turbines	20.19	22.67	21.41	24.23	20.90	20.82	22.66
Other markets	50.77	42.80	48.26	54.27	54.02	48.71	41.83
Total product (product only; excluding other revenue)	28.12	31.11	30.87	31.56	29.81	31.05	30.65
Total average selling price (including other revenue)	$29.15	$32.74	$32.51	$33.00	$31.15	$32.85	$32.35

Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods:

	Three Months Ended June 30,				Change
	2023		2024		Amount	%
Net revenues	$143,901	100.0%	$153,923	100.0%	$10,022	7.0%
Cost of sales	117,839	81.9%	128,384	83.4%	10,545	8.9%
Gross profit	26,062	18.1%	25,539	16.6%	(523)	(2.0)%
Selling, general and administrative expense	11,832	8.2%	12,749	8.3%	917	7.8%
Research and technical expense	1,008	0.7%	1,081	0.7%	73	7.2%
Operating income	13,222	9.2%	11,709	7.6%	(1,513)	(11.4)%
Nonoperating retirement benefit income	(366)	(0.3)%	(497)	(0.3)%	(131)	35.8%
Interest income	(17)	(0.0)%	(27)	(0.0)%	(10)	58.8%
Interest expense	2,156	1.5%	1,713	1.1%	(443)	(20.5)%
Income before income taxes	11,449	8.0%	10,520	6.8%	(929)	(8.1)%
Provision for income taxes	2,690	1.9%	2,395	1.6%	(295)	(11.0)%
Net income	$8,759	6.1%	$8,125	5.3%	$(634)	(7.2)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown:

	Three Months Ended
	June 30,		Change
By market	2023	2024	Amount	%
Net revenues (dollars in thousands)
Aerospace	$77,456	$82,607	$5,151	6.7%
Chemical processing	17,696	16,267	(1,429)	(8.1)%
Industrial gas turbine	28,073	32,016	3,943	14.0%
Other markets	13,416	14,932	1,516	11.3%
Total product revenue	136,641	145,822	9,181	6.7%
Other revenue	7,260	8,101	841	11.6%
Net revenues	$143,901	$153,923	$10,022	7.0%
Pounds by market (in thousands)
Aerospace	2,376	2,464	88	3.7%
Chemical processing	462	524	62	13.4%
Industrial gas turbine	1,311	1,413	102	7.8%
Other markets	278	357	79	28.4%
Total shipments	4,427	4,758	331	7.5%
Average selling price per pound
Aerospace	$32.60	$33.53	$0.93	2.9%
Chemical processing	38.30	31.04	(7.26)	(19.0)%
Industrial gas turbine	21.41	22.66	1.25	5.8%
Other markets	48.26	41.83	(6.43)	(13.3)%
Total product (excluding other revenue)	30.87	30.65	(0.22)	(0.7)%
Total average selling price (including other revenue)	$32.51	$32.35	$(0.16)	(0.5)%

Net Revenues.  Net revenues were $153.9 million in the third quarter of fiscal 2024, an increase of $10.0 million or 7.0% from the same period of fiscal 2023 due to an increase in pounds sold of 0.3 million or 7.5%, and higher other revenue of $0.8 million, partially offset by a decrease in product average selling price per pound of $0.22 or 0.7%.  The small decrease in product average selling price per pound largely reflected price decreases and other sales factors, primarily in the chemical processing market, of $1.05 and lower market prices of raw materials, which decreased product average selling price per pound by approximately $0.62 compared to the third quarter of fiscal 2023.  This was partially offset by a favorable product mix towards proprietary alloys and titanium tubular products, which increased product average selling price per pound by approximately $1.45.

Volume to the aerospace market in the third quarter of fiscal 2024 was 3.7% higher than the third quarter of fiscal 2023 due to continued demand as a result of engine builds and supply chain replenishment.  The increase in average selling price per pound in the aerospace market largely reflected an improved product mix towards proprietary alloys and titanium tubular products which increased average selling price per pound by approximately $2.19, partially offset by lower market prices of raw materials, which decreased average selling price per pound by approximately $0.64 and other pricing factors, which decreased average selling price per pound by approximately $0.62.   The higher average selling price per pound along with higher volume shipped resulted in a record level of revenue in the third quarter of fiscal 2024 for the aerospace market.

Volume to the chemical processing market in the third quarter of fiscal 2024 was 13.4% higher than the third quarter of fiscal 2023 primarily due to reduced volumes shipped in the third quarter of fiscal 2023 as a result of the mix-management of products shipments away from lower-value commodity alloys in the chemical processing market towards high-value differentiated products in the aerospace and industrial gas turbine markets.  The decrease in average selling price per pound in the chemical processing market reflected a change in product mix, which decreased average selling price per pound by approximately $3.85, price decreases and other sales factors, which decreased average selling price per pound by approximately $2.77 and lower market prices of raw materials, which decreased average selling price per pound by approximately $0.64.

Volume to the industrial gas turbine market was 7.8% higher in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023 driven by increased global demand for electric power and an increased focus on reducing greenhouse gas emissions which requires larger, more efficient gas turbines.  The increase in average selling price per pound in the industrial gas turbine market reflected a change in product mix, which increased average selling price per pound by approximately $2.70, partially offset by other sales factors, which decreased average selling price per pound by approximately $0.82 and lower market prices of raw materials, which decreased average selling price per pound by approximately $0.63.

Volume to other markets in the third quarter of fiscal 2024 was 28.4% higher than the third quarter of fiscal 2023 primarily due to the timing of special projects.  The decrease in average selling price per pound to other markets reflected a change in product mix, which decreased average selling price per pound by approximately $3.75 and other sales factors and lower market prices of raw materials, which decreased average selling price per pound by $2.68.

Other Revenue.  The increase in other revenue was due primarily to increased sales of conversion services.

Cost of Sales. Cost of sales as a percentage of revenues in the third quarter of fiscal 2024 was higher than the third quarter of fiscal 2023 due to higher raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices.

Gross Profit.  Gross profit in the third quarter of fiscal 2024 was lower than the third quarter of fiscal 2023 driven by higher raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices.  Gross profit as a percentage of net revenues declined by 150 basis points, primarily due to a $1.9 million higher estimated unfavorable impact of nickel and cobalt fluctuations in the third quarter of fiscal 2024 compared to the same period of fiscal 2023.

Selling, General and Administrative Expense.  The small increase in selling, general and administrative expense in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023 was largely driven by $0.6 million of costs incurred as a result of the proposed merger with Acerinox S.A., together with other additional increases of $1.2 million driven by inflation and higher recruiting costs, primarily offset by $0.9 of lower management incentive compensation expense.

Nonoperating retirement benefit income.  The higher nonoperating retirement benefit income recorded was primarily driven by a decrease in the discount rate used in the actuarial valuation of the U.S. pension plan liability as of September 30, 2023, which resulted in higher amortization of actuarial gains in the third quarter of fiscal 2024 when compared to the third quarter of fiscal 2023.  This was partially offset by a higher interest cost component of nonoperating retirement benefit income in the third quarter of fiscal 2024 when compared to the third quarter of fiscal 2023.

Interest expense.  The decrease in interest expense in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023 was largely driven by lower average borrowings on the Company’s revolving credit facility.

Income Taxes.  The decrease in income tax expense was primarily driven by the decrease in income before income taxes of $0.9 million.  Income tax expense in the third quarter of fiscal 2024 as a percentage of income before income taxes was 22.8% as compared to 23.5% in the third quarter of fiscal 2023.

Results of Operations for the Nine Months Ended June 30, 2024 Compared to the Nine Months Ended June 30, 2023

The following table sets forth certain financial information as a percentage of net revenues for the periods indicated and compares such information between periods:

	Nine Months Ended June 30,				Change
	2023		2024		Amount	%
Net revenues	$429,360	100.0%	$453,738	100.0%	$24,378	5.7%
Cost of sales	349,382	81.4%	376,477	83.0%	27,095	7.8%
Gross profit	79,978	18.6%	77,261	17.0%	(2,717)	(3.4)%
Selling, general and administrative expense	35,486	8.3%	38,581	8.5%	3,095	8.7%
Research and technical expense	3,028	0.7%	3,281	0.7%	253	8.4%
Operating income	41,464	9.7%	35,399	7.8%	(6,065)	(14.6)%
Nonoperating retirement benefit income	(1,097)	(0.3)%	(1,493)	(0.3)%	(396)	36.1%
Interest income	(33)	(0.0)%	(76)	(0.0)%	(43)	130.3%
Interest expense	5,522	1.3%	5,960	1.3%	438	7.9%
Income before income taxes	37,072	8.6%	31,008	6.8%	(6,064)	(16.4)%
Provision for income taxes	8,225	1.9%	6,630	1.5%	(1,595)	(19.4)%
Net income	$28,847	6.7%	$24,378	5.4%	$(4,469)	(15.5)%

The following table includes a breakdown of net revenues, shipments and average selling prices to the markets served by the Company for the periods shown:

	Nine Months Ended
	June 30,		Change
	2023	2024	Amount	%
Net revenues (dollars in thousands)
Aerospace	$208,586	$233,093	$24,507	11.7%
Chemical processing	69,016	54,715	(14,301)	(20.7)%
Industrial gas turbine	86,518	102,986	16,468	19.0%
Other markets	45,688	40,126	(5,562)	(12.2)%
Total product revenue	409,808	430,920	21,112	5.2%
Other revenue	19,552	22,818	3,266	16.7%
Net revenues	$429,360	$453,738	$24,378	5.7%
Pounds by market (in thousands)
Aerospace	6,545	6,777	232	3.5%
Chemical processing	2,093	1,686	(407)	(19.4)%
Industrial gas turbine	4,030	4,815	785	19.5%
Other markets	978	851	(127)	(13.0)%
Total shipments	13,646	14,129	483	3.5%
Average selling price per pound
Aerospace	$31.87	$34.39	$2.52	7.9%
Chemical processing	32.97	32.45	(0.52)	(1.6)%
Industrial gas turbine	21.47	21.39	(0.08)	(0.4)%
Other markets	46.72	47.15	0.43	0.9%
Total product (excluding other revenue)	30.03	30.50	0.47	1.6%
Total average selling price (including other revenue)	$31.46	$32.11	$0.65	2.1%

Net Revenues.  Net revenues were $453.7 million in the first nine months of fiscal 2024, an increase of 5.7% from $429.4 million in the same period of fiscal 2023 due to higher volumes in the aerospace and industrial gas turbine markets and average selling price per pound increases in the aerospace and other markets, partially offset by lower volumes in the chemical processing and other markets and lower average selling price per pound in the chemical processing and industrial gas turbine markets.  The 1.6% increase in product average selling price per pound largely reflected a change in product mix which increased average selling price per pound by $1.51, and price increases and other sales factors which increased average selling price per pound by approximately $0.81, partially offset by lower market prices of raw materials. which decreased average selling price per pound by approximately $1.85.

Volume to the aerospace market in the first nine months of fiscal 2024 was 3.5% higher than the first nine months of fiscal 2023 due to continued demand as a result of engine builds and supply chain replenishment.  The increase in average selling price per pound in the aerospace market largely reflected a change in product mix, which increased average selling price per pound by approximately $3.22, and price increases and other pricing factors, which increased average selling price per pound by approximately $1.11, partially offset by a decrease in market prices of raw materials, which decreased average selling price per pound by approximately $1.81.

Volume to the chemical processing market in the first nine months of fiscal 2024 was 19.4% lower than the first nine months of fiscal 2023 primarily due to fewer special project shipments and the mix-management of product shipments away from lower-value commodity alloys.  The decrease in average selling price per pound in the chemical processing market reflected lower market prices of raw materials, which decreased average selling price per pound by approximately $2.12, partially offset by price increases and other sales factors, which increased average selling price per pound by approximately $1.39 and a change in product mix, which increased average selling price per pound by approximately $0.21.

Volume to the industrial gas turbine market in the first nine months of fiscal 2024 was 19.5% higher than the first nine months of fiscal 2023 driven by increased global demand for electric power and an increased focus on reducing greenhouse gas emissions which requires larger, more efficient gas turbines.  The decrease in average selling price per pound in the industrial gas turbine market reflected lower market prices of raw materials, which decreased average selling price per pound by approximately $1.88, partially offset by a change in product mix, which increased average selling price per pound by approximately $1.01 and price increases and other sales factors, which increased average selling price per pound by approximately $0.79.

Volume to other markets in the first nine months of fiscal 2024 decreased 13.0% from the first nine months of fiscal 2023 due to the timing of special projects.  The increased average selling price per pound to other markets reflected a change in product mix, which increased average selling price per pound by approximately $4.53, partially offset by lower market prices of raw materials and other sales factors, which decreased average selling price per pound by $4.10.

Other Revenue.   The increase in other revenue was due primarily to increased sales of conversion services.

Cost of Sales.  Cost of sales as a percentage of revenues in the first nine months fiscal 2024 was higher than the first nine months of  fiscal 2023 due to higher raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices.

Gross Profit.  Gross profit in the first nine months of fiscal 2024 decreased compared to the same period of fiscal 2023 as gross profit in the first nine months of fiscal 2024 was more adversely impacted by higher raw material prices included in cost of sales relative to the impact of raw material price adjustors in selling prices, which decreased gross profit.

Selling, General and Administrative Expense.  The increase in selling, general and administrative expense in the first nine months of fiscal 2024 as compared to the same period of fiscal 2023 was largely driven by costs incurred related to the Company’s proposed merger with Acerinox S.A., higher foreign exchange losses and higher compensation, consulting and recruiting costs.

Nonoperating retirement benefit expense income.  The higher nonoperating retirement benefit income recorded was primarily driven by a decrease in the discount rate used in the actuarial valuation of the U.S. pension plan liability as of September 30, 2023, which resulted in higher amortization of actuarial gains in the first nine months of fiscal 2024 when compared to the first nine months of fiscal 2023.  This was partially offset by a higher interest cost component of nonoperating retirement benefit income in the first nine months of fiscal 2024 when compared to the first nine months of fiscal 2023.

Interest Expense.  The increase in interest expense in the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023 was driven by higher borrowings against the Company’s revolving credit facility along with higher borrowing rates.

Income Taxes.  The decrease in income tax expense was driven primarily by a decrease in income before income taxes of $6.1 million along with the vesting of stock-based compensation awards that reduced expense by approximately $0.4 million during the first nine months of fiscal 2024.  Income tax expense in the first nine months of fiscal 2024 as a percentage of income before income taxes was 21.4% as compared to 22.2% in the first nine months of fiscal 2023.

Working Capital

Controllable working capital, which includes accounts receivable, inventory, accounts payable and accrued expenses, was $432.2 million as of June 30, 2024, a decrease of $17.2 million, or 3.8%, from $449.4 million as of September 30, 2023. The decrease resulted primarily from inventory decreasing by $25.8 million and accounts receivable decreasing by $1.8 million, partially offset by accounts payable and accrued expenses decreasing by $10.4 million during the first nine months of fiscal 2024.

Liquidity and Capital Resources

Comparative cash flow analysis

The Company had cash and cash equivalents of $11.8 million as of June 30, 2024, all of which was held by foreign subsidiaries in various currencies, compared to $10.7 million as of September 30, 2023.  Additionally, the Company had $90.6 million of borrowings against the $200.0 million line of credit outstanding with remaining capacity available of $109.4 million as of June 30, 2024, putting total liquidity at $121.2 million.

Net cash provided by operating activities in the first nine months of fiscal 2024 was $52.5 million compared to net cash used in operating activities of $6.1 million in the first nine months of fiscal 2023.  This year-over-year change in operating cash flow was driven by a decrease in inventory of $27.9 million during the first nine months of fiscal 2024 compared to an increase of $47.2 million during the same period of fiscal 2023, partially offset by a decrease in accounts receivable of $2.7 million during the first nine months of fiscal 2024 as compared to a decrease of $11.0 million during the same period of fiscal 2023, a decrease in accounts payable and accrued expenses of $11.1 million during the first nine months of fiscal 2024 as compared to a decrease of $4.6 million during the same period of fiscal 2023 and decreased net income of $24.4 million during the first nine months of fiscal 2024 as compared to $28.8 million in the same period of fiscal 2023.

Net cash used in investing activities was $17.2 million in the first nine months of fiscal 2024, which was higher than net cash used in investing activities of $11.8 million during the same period of fiscal 2023, due to higher additions to property, plant and equipment.

Net cash used in financing activities was $34.5 million in the first nine months of fiscal 2024, a difference of $55.8 million from net cash provided by financing activities of $21.3 million during the first nine months of fiscal 2023.  This difference was primarily driven by a net repayment of $24.2 million against the Company’s credit facilities during the first nine months of fiscal 2024 compared to a net borrowing of $23.9 million during the same period of fiscal 2023.  Additionally, there were no proceeds from the exercise of stock options during the first nine months of fiscal 2024 compared to $8.2 million of proceeds from the exercise of stock options during the same period of fiscal 2023 and share repurchases were $0.6 million higher in the first nine months of fiscal 2024 compared to the same period of fiscal 2023.  Dividends paid of $8.5 million during the first nine months of fiscal 2024 were higher than dividends paid of $8.4 million during the same period of fiscal 2023 and debt issuance costs of $1.4 million in fiscal 2023 did not recur in fiscal 2024.

U.S. revolving credit facility

On June 20, 2023, the Company and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), entered into Amendment No. 3 to Credit Agreement (the “Amendment”) which amended that certain Credit Agreement, dated October 19, 2020 (as amended by that certain Amendment No. 1 to Credit Agreement dated August 30, 2022, by that certain Increase Joinder Regarding Incremental Revolving Commitments and Amendment No. 2 to Credit Agreement dated October 7, 2022, and by the Amendment, the “Credit Agreement”).  The Credit Agreement provides for revolving loans in the maximum amount of $200.0 million, subject to a borrowing base and certain reserves (See Note 16 to the Notes to Consolidated Financial Statements provided in Part I, Item 1 this Form 10-Q for more information on the Credit Agreement).

Future sources and uses of liquidity

The Company’s sources of liquidity for the next twelve months are expected to consist primarily of cash generated from operations, cash on-hand and borrowings under the Company’s U.S. revolving credit facility (described above). At June 30, 2024, the Company had cash of $11.8 million, an outstanding balance of $90.6 million on Company’s U.S. revolving credit facility and total remaining borrowing availability against the revolving credit facility of approximately $109.4 million, subject to a borrowing base formula and certain reserves.  Management believes that the resources described above will be sufficient to fund planned capital expenditures, any regular quarterly dividends declared and working capital requirements over the next twelve months.

The Company’s primary uses of cash over the next twelve months are expected to consist of expenditures related to:

● Funding operations, including raw material purchases, labor costs, insurance, utilities and equipment maintenance;

● Capital spending, including for purchases of new plant and equipment;

● Dividends to stockholders; and

● Pension and postretirement plan contributions, including an anticipated contribution to the U.S. pension plan of $1.5 million during the remainder of fiscal 2024.

The Company’s primary uses of cash beyond the next twelve months are expected to be the same as those set forth above.

The Company expects to fund these uses of cash with existing cash on-hand, cash generated from net income over the next twelve months and additional borrowings from the Company’s U.S. revolving credit facility, if needed.  The Company anticipates that cash generated from net income, as a result of increased revenue as the Company works through its backlog, will have a favorable result on the Company’s cash flow from operations in the last quarter of fiscal 2024.  Inventory levels are expected to continue to decline over the remainder of fiscal 2024.  Conversely, the Company has several capital projects underway which will result in higher capital spending than amounts spent in recent quarters which projects are expected to be funded by cash generated from operations or increased borrowings on the Company’s U.S. revolving credit facility, if needed.

New Accounting Pronouncements

See Note 2. Recently Issued Accounting Standards in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2024. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment. The accounting policies and estimates discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Form 10-K”) are considered by management to be the most important to an understanding of the financial statements because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. The applicable critical accounting policies and estimates are also discussed in Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of the 2023 Form 10-K. For the quarter ended June 30, 2024, there were no material changes to the critical accounting policies and estimates discussed in the 2023 Form 10-K.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2024, there were no material changes in the market risks described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the 2023 Form 10-K.

Item 4.Controls and Procedures.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, including to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

There were no changes in the Company’s internal control over financial reporting during the quarter to which this Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of certain legal proceedings, see Note 7 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

In connection with information set forth in this Form 10-Q, the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 should be considered.   These risks and uncertainties could have a material adverse impact on our business, financial condition and operating results.  Except for the additional risk factors set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

On February 4, 2024, the Company entered into the Merger Agreement with a subsidiary of Acerinox S.A. and Warhol Merger Sub. Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, the Company will merge with and into Merger Sub, with the Company continuing as the surviving corporation and an indirect wholly-owned subsidiary of Acerinox S.A. (the “Merger”). If the Merger is consummated, the Company’s common stock will be delisted from the Nasdaq Global Select Market and deregistered under the Exchange Act. Completion of the Merger is subject to various closing conditions, including, but not limited to, the receipt of required regulatory clearances, including the receipt of certain other approvals and clearances pursuant to certain other antitrust and foreign investment laws applicable to the Merger. The regulatory agencies from which certain of these clearances will be sought have broad discretion in administering the governing regulations. As a condition to their clearance of the Merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Merger.  The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. There’s no guarantee that all closing conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). In addition, the Merger may fail to close for other reasons.

The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption and create uncertainties, which could have an adverse effect on our business, results of operations, stock price and financial condition, regardless of whether the Merger is completed, and could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe. These risks include, but are not limited to:

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

Item 5. Other Information.

During the third quarter of fiscal 2024, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1c of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in the SEC rules.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Condensed Consolidated Financial Statements; and (vii) the information under Part II, Item 5, “Other Information.”

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
Date: August 1, 2024

/s/ Daniel Maudlin
Daniel Maudlin
Vice President — Finance and Chief Financial Officer
Date: August 1, 2024